Form 10QSB
period 1998-03-13
ROLLERBALL INTERNATIONAL INC
filed 1998-05-14
CIK 925610

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________


                         Commission File No. 000-29662

                         Rollerball International Inc.

      (Exact name of small business issuer as specified in its charter)




           Delaware                                              95-4478767
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)



9255 Doheny Road, Suite 2705  Los Angeles, CA                           90069
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (310) 275-5313

         Former name, former address and former fiscal year, if changed since last report.


      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes [X]              No [ ]

3,179,426 shares of Common Stock, par value $.001 per share, were outstanding at May 12, 1998.

                          ROLLERBALL INTERNATIONAL INC.
                                   FORM 10-QSB
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  March 31, 1998 and December 31, 1997 (Audited)                           3

  Statements of Operations -
  Three months ended March 31, 1998 and March 31, 1997                     4

  Statements of Cash Flows -
  Three months ended March 31, 1998 and March 31, 1997                     5

  Notes to Financial Statements                                           6-7


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           8-9

PART II - OTHER INFORMATION


Safe Harbor Statement                                                     10

Signatures                                                                10

                                   PART I - FINANCIAL INFORMATION
                                    Rollerball International Inc.
                                          Balance Sheets

                                                                  March 31,            December 31,
                                                                     1998                  1997
                                                                     ----                  ----
                                                                 (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $      --               $344,208
   Accounts receivable                                                       --                 43,508
   Due from supplier                                                      9,450                     --
   Inventory                                                            473,435                479,518
   Debt issuance costs                                                  467,811                623,885
   Prepaid expenses                                                     138,782                126,387
                                                                        -------                -------

Total Current Assets                                                  1,089,478              1,617,506

Other Assets:
   Deferred stock offering costs                                        330,398                234,594
   Property and equipment, net                                          416,880                435,292
   Intangible assets, net of accumulated amortization
     of $70,906 (1998) and $61,035 (1997)                               562,743                510,464
                                                                        -------                -------

Total Assets                                                         $2,399,499             $2,797,856
                                                                     ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Cash overdraft                                                    $   44,984             $       --
   Accounts payable                                                     606,391                393,655
   Accrued expenses                                                   1,016,633                973,231
   Notes payable to stockholders                                        250,000                250,000
   Advances from stockholders                                            23,159                 20,659
   Debt                                                               1,800,000              3,475,000
                                                                      ---------              ---------

Total Current Liabilities                                             3,741,167              5,112,545

Note Payable - Long-term                                                     --                100,000

Commitments

Stockholders' Equity (Deficit):
   Preferred stock - $.10 par value, 5,000,000 shares
     authorized; no shares issued or outstanding                             --                     --

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 3,179,426 issued and outstanding (1998),
     2,683,568 (1997)                                                     3,179                  2,684
   Additional paid in capital                                         4,598,657              2,718,152
   Accumulated deficit                                               (5,943,504)            (5,135,525)
                                                                     ----------             ----------

Total Stockholders' Equity (Deficit)                                 (1,341,668)            (2,414,689)
                                                                     ----------             ----------

Total Liabilities and Stockholders' Equity (Deficit)                 $2,399,499             $2,797,856
                                                                     ==========             ==========


                             See accompanying notes

                          Rollerball International Inc.
                            Statements of Operations


                                            Three months ended March 31,
                                            ----------------------------
                                                1998             1997
                                                ----             ----
                                                     (unaudited)
Net sales                                   $    55,803     $   599,363

Cost of sales                                    40,328         358,284
                                            -----------     -----------

Gross profit                                     15,475         241,079

Operating expenses:
  Selling and marketing                         239,750         418,607
  General and administrative                    271,719         206,704
                                            -----------     -----------

Total operating expenses                        511,469         625,311
                                            -----------     -----------

Loss from operations                           (495,994)       (384,232)

Interest expense                                311,785         111,365
                                            -----------     -----------

Loss before provision for income taxes         (807,779)       (495,597)

Provision for income taxes                          200             200
                                            -----------     -----------

Net loss                                    $  (807,979)    $  (495,797)
                                            ===========     ===========

Pro forma net loss per common share
             Basic                          $     (0.24)    $     (0.13)
                                            ===========     ===========
             Diluted                        $     (0.24)    $     (0.13)
                                            ===========     ===========

Pro forma weighted average common shares
  outstanding
             Basic                            3,406,093       3,253,701
                                            ===========     ===========
             Diluted                          3,406,093       3,253,701
                                            ===========     ===========





                             See accompanying notes

                          Rollerball International Inc.
                            Statements of Cash Flows

                                                         Three months ended March 31,
                                                         ----------------------------
                                                              1998          1997
                                                              ----          ----
OPERATING ACTIVITIES
Net loss                                                   $(807,979)    $(495,797)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and Amortization                               43,740        31,330
  Amortization of debt issuance costs                        156,074        49,764
  Contribution of accrued salary--principal shareholder      106,000            --
Change in operating assets and liabilities:
  Accounts receivable                                         43,508       (48,516)
  Due from supplier                                           (9,450)           --
  Inventory                                                    6,083       107,278
  Prepaid expenses                                           (12,395)           78
  Accounts payable                                           212,737      (126,508)
  Accrued expenses                                            43,401       178,952
                                                              ------       -------

Net cash used in operating activities                       (218,281)     (303,419)

INVESTING ACTIVITIES
  Purchases of property and equipment                        (15,457)      (59,013)
  Increase in intangible assets                              (62,150)      (72,136)
                                                           ---------     ---------

Net cash used in investing activities                        (77,607)     (131,149)

FINANCING ACTIVITIES
  Increase in cash overdraft                                  44,984            --
  Deferred stock offering costs                              (95,804)           --
  Proceeds from debt                                              --       200,000
  Proceeds on loans to stockholders                            2,500        10,000
  Debt issuance costs                                             --       (42,000)
                                                           ---------     ---------

Net cash (used in) provided by financing activities          (48,320)      168,000
                                                           ---------     ---------

Net decrease in cash                                        (344,208)     (266,568)

Cash at beginning of period                                  344,208       394,667
                                                           ---------     ---------

Cash at end of period                                      $      --     $ 128,099
                                                           =========     =========



                             See accompanying notes

                          ROLLERBALL INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

1.     Organization

      Rollerball International Inc. (the "Company") develops, manufacturers, distributes and markets inline skates, and related accessories under the Rollerball trademark in the United States and throughout Europe, Asia and North America through independent sales representatives and distributors. The Company was incorporated in Delaware on March 7, 1994.

      On April 8, 1998, the Company completed an initial public offering (the Offering) of 1,250,000 shares of the Company's common stock at a price of $5.00 per share. The proceeds to the Company, net of underwriting discounts and commissions and offering expenses were $5.4 million (see Note 3).

2.     Summary of Significant Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

      The financial data at December 31, 1997 is derived from audited financial statements which are included in the Company's Form SB-2 (No. 333-33567) deemed effective March 31, 1998 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.     Initial Public Offering

      On March 31, 1998, the Company's Registration Statement on Form SB-2 was deemed effective and on April 8, 1998, the offering closed and the Company received $5.4 million, net of underwriting discounts and commissions and offering expenses. In connection with the offering, the 12% Debentures in the principal amount of $1,775,000 converted into equity on the effective date. In addition, immediately prior to the effective date of the Registration Statement, a reverse stock split was effected and the principal stockholder/officer agreed to surrender for cancellation 600,000 shares of common stock. All references to share and per share amounts have been retroactively restated to reflect the stock split and the cancellation. The following presentation reflects the pro forma balance sheet of the Company as of March 31, 1998 reflecting the application of net proceeds:


                                                                 March 31, 1998
                                                                 --------------
                                                           Actual               Pro Forma
                                                           ------               ---------
Total Assets                                            $ 2,399,499            $ 5,659,467
                                                        ===========            ===========

Total Current Liabilities                               $ 3,741,167            $ 1,457,135

Total Stockholders' Equity (Deficit)                    $(1,341,668)           $ 4,202,332
                                                        -----------            -----------
Total Liabilities and Stockholders' Equity (Deficit)    $ 2,399,499            $ 5,659,467
                                                        ===========            ===========


4.     Pro Forma Net Loss Per Common Share

      Pro forma net loss per common share has been computed (Basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period including the 12% Subordinated Convertible Debentures ("12% Debentures") which automatically converted upon the closing of the Company's initial public offering (using the as if converted method from the date of issuance), the shares issued to holders of the Bridge Notes and 1997 Loan Shares, and all that were issued upon closing of the Company's initial public offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents issued during the 12-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods (using the treasury stock method at the assumed public offering price). There are no common stock equivalents resulting from dilutive stock options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Net sales for the three months ended March 31, 1998 and March 31, 1997 were $55,803 and $599,363, respectively, which is a decrease of $543,560. This decrease was primarily attributable to the lack of funds necessary to purchase the inventory needed to fulfill sales orders as the proceeds from the Company's initial public offering were not received until April 8, 1998.

      Gross profit for the three months ended March 31, 1998 and 1997 was $15,475 and $241,079, respectively, which represents a decrease of $225,604. The decrease in gross profit was primarily due to decreased sales volume for the first three months of 1998 as compared to the same period in 1997. Gross margin for the three months ended March 31, 1998 was 27.7% which represents a decrease of 12.5% as compared to the three months ended March 31, 1997. The decrease relates to the Company reducing prices in order to sell prior year models in anticipation of current year models being received. Management does not expect a continued gross margin decrease in future quarters as the Company will be marketing and selling its new line of skates.

      Selling and marketing expenses for the three months ended March 31, 1998 were $239,750 which represents a decrease of $178,857, or 42.7%, as compared to the three months ended March 31, 1997. The decrease is due to a reduction in rates under several royalty agreements. In addition, due to decreased sales volume, royalty expense and sales commissions for the three months ended March 31, 1998 are significantly lower than the same period ended March 31, 1997. Lastly, the Company decreased its trade show expenditures for the three months ended March 31, 1998 as compared to the same period in 1997.

      General and Administrative expenses for the three months ended March 31, 1998 were $271,719, which represents an increase of $65,015, or 31.5%, as compared to the three months ended March 31, 1997. The increase was primarily due to an increase in salaries, primarily the addition of a Chief Financial Officer, Marketing Manager and consulting expenses for a public relations firm. In addition, the Company experienced a related increase in insurance expenses, primarily the addition of officer's life insurance. Several of these expenses were necessary to successfully complete the Company's initial public offering which went effective March 31, 1998.

      The Company's interest expense for the three months ended March 31, 1998 was $311,785, which represents an increase of $200,420 as compared to the three months ended March 31, 1997. This increase was primarily attributable to the Company's increased interest payable on debt incurred including amortization of debt issuance costs during the three months ended March 31, 1998, pursuant to the 1997 Bridge Notes and Sercap loan. Amortization of debt issuance costs included in interest were $156,074 and $49,764 for the three months ended March 31, 1998 and 1997, respectively. Management expects a large decrease in interest expense in the future as $3,475,000 of debt on which the Company was making interest payments during the three months ended March 31, 1998 was either converted into equity or paid from the proceeds of the initial public offering.

      Net loss for the three months ended March 31, 1998 was $807,979 which represents an increase of $312,182, or 63%, as compared to the three months ended March 31, 1997. The increase in net loss resulted primarily from the increase in interest expense attributable to current debt as a result of the 1997 Bridge Notes, Sercap loan and the associated significant non cash debt issuance costs being amortized into interest expense. In addition, losses occurred due to the decrease in the Company's sales coupled with increased expenditures for general and administrative expenses for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company received $6,250,000 in gross proceeds for the issuance of 1,250,000 shares of common stock pursuant to its initial public offering. Net proceeds totaled approximately $5.4 million after expenses associated with the offering.

The Company is currently in discussions with several banking institutions with respect to obtaining a credit line facility for working capital and letter of credit purposes.

Upon completion of the Company's initial public offering, $2,175,000 of notes were automatically converted into equity and $1,300,000 of notes were paid in full with the proceeds from the offering.

The Company anticipates that cash from the initial public offering together with cash expected to be provided by operations will be sufficient to satisfy normal operating obligations.

Property and equipment expenditures totaled $15,457 and expenditures for other assets relating to trademarks totaled $62,150 for the three months ended March 31, 1998. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

                           PART II - OTHER INFORMATION

SAFE HARBOR STATEMENT

      Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROLLERBALL INTERNATIONAL INC.

May 15, 1997                        /s/ Jack Forcelledo
  DATE                              JACK FORCELLEDO
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

                                    /s/ Kenneth B. Teasdale
                                    KENNETH B. TEASDALE
                                    CHIEF FINANCIAL OFFICER