Form 10QSB
period 1998-06-30
ROLLERBALL INTERNATIONAL INC
filed 1998-08-14
CIK 925610

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      June 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------   THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------   --------------

                         Commission File No. 000-29662

                         RollerBall International Inc.

        (Exact name of small business issuer as specified in its charter)


     Delaware                                                    95-4478767
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 9255 Doheny Road, Suite 2705  Los Angeles, CA                    90069
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:      (310) 275-5313

       -----------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes X                No
                                                      -----
4,748,750 shares of Common Stock, par value $.001 per share, were outstanding at August 14, 1998.

                          ROLLERBALL INTERNATIONAL INC.
                                   FORM 10-QSB
                                      INDEX



                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  June 30, 1998 and December 31, 1997 (Audited)                          3

  Statements of Operations -
  Three Months and Six Months ended June 30, 1998
  and 1997                                                               4

  Statements of Cash Flows -
  Six months ended June 30, 1998 and 1997                                5

  Notes to Financial Statements                                          6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          8-9

PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds                       10

Signatures                                                               11

                         PART I - FINANCIAL INFORMATION
                          RollerBall International Inc.
                                 Balance Sheets

                                                                                                  June 30,          December 31,
                                                                                                   1998                1997
                                                                                             -----------------    ----------------
                                                                                               (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                                    $     978,292        $    344,208
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 and $0 for June 30, 1998 and
     December 31, 1997, respectively                                                                  791,042              43,508
   Inventory                                                                                          639,236             479,518
   Debt issuance costs                                                                                310,003             623,885
   Prepaid expenses                                                                                   952,340             126,387
                                                                                             -----------------    ----------------

Total Current Assets                                                                                3,670,913           1,617,506

Other Assets:
   Deferred stock offering costs                                                                            -             234,594
   Property and equipment, net                                                                        424,529             435,292
   Intangible assets, net of accumulated amortization
     of $81,285 (1998) and $61,035 (1997)                                                             562,364             510,464
                                                                                             -----------------    ----------------

Total Assets                                                                                    $   4,657,806        $  2,797,856
                                                                                             =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                                             $     628,833        $    393,655
   Accrued expenses                                                                                   432,880             973,231
   Notes payable to stockholders                                                                       70,000             250,000
   Advances from stockholders                                                                          15,159              20,659
   Debt                                                                                               100,000           3,475,000
                                                                                             -----------------    ----------------

Total Current Liabilities                                                                           1,246,872           5,112,545

Note Payable - Long-term                                                                                    -             100,000

Commitments

Stockholders' Equity (Deficit):
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                                                            -                   -

   Common stock - $.001 par value, 50,000,000 shares authorized; 4,748,750
     issued and outstanding (1998), 2,683,568 (1997)                                                    4,749               2,684
   Additional paid in capital                                                                       9,990,287           2,718,152
   Accumulated deficit                                                                             (6,584,102)         (5,135,525)
                                                                                             -----------------    ----------------

Total Stockholders' Equity (Deficit)                                                                3,410,934          (2,414,689)
                                                                                             -----------------    ----------------

Total Liabilities and Stockholders' Equity (Deficit)                                            $   4,657,806        $  2,797,856
                                                                                             =================    ================


                             See accompanying notes

                          ROLLERBALL INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS


                                                 Six months ended June 30,             Three months ended June 30,
                                               ------------------------------        ------------------------------
                                                  1998               1997               1998                1997
                                               -----------        -----------        -----------        -----------
                                                       (unaudited)                            (unaudited)

Net sales                                      $ 1,186,473        $ 1,329,307        $ 1,130,670        $   729,944

Cost of sales                                      767,154            879,115            726,826            520,831
                                               -----------        -----------        -----------        -----------

Gross profit                                       419,319            450,192            403,844            209,113

Operating expenses:
  Selling and marketing                            668,031            611,601            428,281            192,994
  General and administrative                       717,690            534,030            445,971            327,326
                                               -----------        -----------        -----------        -----------

Total operating expenses                         1,385,721          1,145,631            874,252            520,320
                                               -----------        -----------        -----------        -----------

Loss from operations                              (966,402)          (695,439)          (470,408)          (311,207)

Interest expense                                   481,975            542,849            170,190            431,484
                                               -----------        -----------        -----------        -----------

Loss before provision for income taxes          (1,448,377)        (1,238,288)          (640,598)          (742,691)

Provision for income taxes                             200               --                 --                 (200)
                                               -----------        -----------        -----------        -----------

Net loss                                       $(1,448,577)       $(1,238,288)       $  (640,598)       $  (742,491)
                                               ===========        ===========        ===========        ===========

Pro forma net loss per common share
             Basic                             ($     0.37)       ($     0.38)       ($     0.14)       ($     0.23)
                                               ===========        ===========        ===========        ===========
             Diluted                           ($     0.37)       ($     0.38)       ($     0.14)       ($     0.23)
                                               ===========        ===========        ===========        ===========

Pro forma weighted average common shares
  outstanding
             Basic                               4,051,189          3,253,701          4,696,285          3,253,701
                                               ===========        ===========        ===========        ===========
             Diluted                             4,051,189          3,253,701          4,696,285          3,253,701
                                               ===========        ===========        ===========        ===========





                             See accompanying notes

                          ROLLERBALL INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS


                                                              Six months ended June 30,
                                                            ------------------------------
                                                               1998                1997
                                                            -----------        -----------
OPERATING ACTIVITIES
Net loss                                                    $(1,448,576)       $(1,238,288)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts                                50,000               --
  Depreciation and Amortization                                  88,110             64,993
  Amortization of debt issuance costs                           313,882            441,099
Change in operating assets and liabilities:
  Accounts receivable                                          (797,534)          (139,967)
  Due from supplier                                               2,332               --
  Inventory                                                    (159,718)           (61,740)
  Prepaid expenses                                             (825,953)               764
  Accounts payable                                              232,845            (93,430)
  Accrued expenses                                             (351,851)           193,935
                                                            -----------        -----------

Net cash used in operating activities                        (2,896,463)          (832,634)

INVESTING ACTIVITIES
  Purchases of property and equipment                           (57,097)           (85,533)
  Increase in intangible assets                                 (72,150)          (123,725)
                                                            -----------        -----------

Net cash used in investing activities                          (129,247)          (209,258)

FINANCING ACTIVITIES
  Deferred stock offering costs                                 234,594               --
  Net proceeds from issuance of common stock                  4,772,854               --
  Proceeds from debt                                               --              700,000
  Payments on debt                                           (1,300,000)              --
  Payment on Notes Payable                                     (180,000)              --
  Proceeds on loans to stockholders                                --                 --
  Payments on loans to stockholders                              (5,500)            (5,147)
  Exercise of warrants                                          137,846             87,750
  Debt issuance costs                                              --              (97,000)
                                                            -----------        -----------

Net cash provided by financing activities                     3,659,794            685,603
                                                            -----------        -----------

Net increase/(decrease) in cash                                 634,084           (356,289)

Cash at beginning of period                                     344,208            394,667
                                                            -----------        -----------

Cash at end of period                                       $   978,292        $    38,378
                                                            ===========        ===========



                             See accompanying notes

                          ROLLERBALL INTERNATIONAL INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization

         RollerBall International Inc. (the "Company") develops, manufacturers, distributes and markets inline skates, and related accessories under the RollerBall trademark in the United States and throughout Europe, Asia and North America through independent sales representatives and distributors. The Company was incorporated in Delaware on March 7, 1994. The Company's fiscal year ends on December 31st.

         On April 8, 1998, the Company completed an initial public offering (the Offering) of 1,250,000 shares of the Company's common stock at a price of $5.00 per share. The proceeds to the Company, net of underwriting discounts and commissions was $5.4 million, and was $4.8 million net of offering expenses.

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

         The financial data at December 31, 1997 is derived from audited financial statements which are included in the Company's Form SB-2 (No. 333-33567) which closed on April 8, 1998 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Initial Public Offering

         On March 31, 1998, the Company's Registration Statement on Form SB-2 was deemed effective and on April 8, 1998, the offering closed and the Company received $4.8 million in proceeds, net of underwriting discounts and commissions and offering expenses. In connection with the offering, the Company's outstanding 12% Debentures in the principal amount of $1,859,525 converted into equity on the effective date and

$1,500,000 of debt was paid in cash. In addition, immediately prior to the effective date of the Registration Statement, a reverse stock split was effected on the basis of .594237 to 1. Further, Mr. Jack Forcelledo, the Company's founder, chairman and principal stockholder agreed to surrender for cancellation 600,000 shares of common stock. All references to share and per share amounts have been retroactively restated to reflect the stock split and the cancellation. Lastly, 862,540 shares of common stock and 247,936 warrants were issued in connection with certain Bridge Loans and Notes Payable.

4.    Pro Forma Net Loss Per Common Share

         Pro forma net loss per common share has been computed (Basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period including the 12% Subordinated Convertible Debentures ("12% Debentures") which automatically converted upon the closing of the Company's initial public offering (using the as if converted method from the date of issuance), the shares issued to holders of certain Bridge Notes and Notes Payable, and all that were issued upon closing of the Company's initial public offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents issued during the 12-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods (using the treasury stock method at the assumed public offering price). There are no common stock equivalents resulting from dilutive stock options.

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

THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

         Net sales for the three months ended June 30, 1998 and 1997 were $1,130,670 and $729,944, respectively, which is an increase of $400,726, or approximately 55%. This increase is primarily due to the availability of proceeds from the Company's initial public offering which closed in April 1998, after which inventory purchased from such proceeds was received and shipped to customers in June 1998. Sales in June 1998 accounted for 55% of the entire previous 1997 fiscal year sales volume. Net sales for the six months ended June 30, 1998 and 1997 were $1,186,473 and $1,329,307, respectively, which is a decrease of $142,834, or approximately 11%. This decrease was primarily attributable to the lack of funds necessary for the first several months of 1998 to purchase the inventory needed to fulfill sales orders as the proceeds from the Company's initial public offering were not received until April 8, 1998.

         Gross profit for the three months ended June 30, 1998 and 1997 was $403,844 and $209,113, respectively, which represents an increase of $194,731. The increase in gross profit was primarily due to increased sales volume for the first three months of 1998 as compared to the same period in 1997. Gross margin for the three months ended June 30, 1998 was 35.7% which represents an increase of 7.1% as compared to the three months ended June 30, 1997. Gross margin for the six months ended June 30, 1998 was 35.3% which represents an increase of 1.4% as compared to the six months ended June 30, 1997. The increases relate to the Company's cost reductions negotiated with its overseas suppliers in fiscal 1998. The Company would have experienced higher gross margins had it not had to incur over $80,000 in air freight charges to insure timely shipments to customers. These air freight charges, which represented 6.8% of net sales, are not expected in future periods.

         Selling and marketing expenses for the three months ended June 30, 1998 and 1997 were $428,281 and $192,994, respectively, which represents an increase of $235,287. Selling and marketing expenses for the six months ended June 30, 1998 and 1997 were $668,031 and $611,601, respectively, which represents an increase of $56,430. The increases are due to the addition of selling consultants and warehousing expenses related to anticipated increased volume for future periods following the initial public offering.

         General and administrative expenses for the three months ended June 30, 1998 and 1997 were $445,971 and $327,326, respectively, which represents an increase of $118,645, or 36.2%. General and administrative expenses for the six months ended June 30, 1998 and 1997 were $717,690 and $534,030, respectively, which represents an increase of $183,660, or 34.4%. The increases were primarily due to an increase in salaries, primarily the addition of a Chief Financial Officer, Marketing Manager and consulting expenses for a public relations firm. In addition, the Company experienced a related increase in insurance expenses, primarily the addition of officer's life insurance and Directors and Officers insurance. Several of these expenses were necessary to successfully complete the Company's initial public offering which went effective March 31, 1998.

         The Company's interest expense for the three months ended June 30, 1998 and 1997 was $170,190 and $431,484, respectively, which represents a decrease of $261,294. Interest expense for the six months ended June 30, 1998 and 1997 was $481,975 and $542,849, respectively, which represents a decrease of $60,874. These decreases were primarily attributable to the Company's decreased interest payable on debt repaid from the proceeds of the initial public offering. In addition, amortization of debt issuance costs included in interest have decreased in 1998 as the terms of the notes the costs were attributed to have expired.

         Net loss for the three months ended June 30, 1998 and 1997 was $640,598 and $742,491, respectively, which represents a decrease of $101,893, or 13.7%. The decrease in net loss for this period resulted primarily from the increase in sales for the period and a decrease in interest expense attributable to retired debt and the associated significant non cash debt issuance costs being amortized into interest expense. Net loss for the six months ended June 30, 1998 and 1997 was $1,448,577 and $1,238,288, respectively, which represents an increase of $210,289, or 17%. The increase in net loss for this period is primarily attributable to the lack of sales activity for the first five months of fiscal 1998 due to lack of inventory to meet sales orders which was, in turn, due to the timing of the initial public offering. The net loss was also the result of continued operating expenses to maintain the Company's activity prior to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company received $6,250,000 in gross proceeds for the issuance of 1,250,000 shares of common stock pursuant to its initial public offering. Net proceeds totaled approximately $4.8 million after expenses associated with the offering. Upon completion of the Company's initial public offering, $2,259,525 of notes were automatically converted into equity and $1,500,000 of notes were paid in full with the proceeds from the offering. The Company anticipates that cash from the initial public offering together with cash expected to be provided by operations will be sufficient to satisfy normal operating obligations over the next fiscal year.

The Company is currently in discussions with several banking institutions with respect to obtaining a credit line facility for working capital and letter of credit purposes. No assurance can be given that such discussions will result in additional funding.

Property and equipment expenditures totaled $57,097 and expenditures for other assets totaled $72,150 for the six months ended June 30, 1998. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 8, 1998, the Company closed its initial public offering in which it sold 1,250,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,250,000. Net of underwriting commissions and offering expenses, the Company received net proceeds of approximately $4,800,000. As of June 30, 1998, the Company has used approximately $1,200,000 of the proceeds for inventory purchases, $1,500,000 for repayment of Notes and Loans Payable, $55,000 for molds and tooling purchases, $45,000 for marketing and advertising, $122,000 for the payment of accrued officer's salary, $461,000 for accrued expenses and the remainder for working capital and operating purposes. The Company had approximately $1,000,000 remaining as of June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROLLERBALL INTERNATIONAL INC.

August 14, 1998                             /s/ Jack Forcelledo
--------------------                        -----------------------------------
  DATE                                      JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Kenneth B. Teasdale
                                            -----------------------------------
                                            KENNETH B. TEASDALE
                                            CHIEF FINANCIAL OFFICER