Form 10QSB
period 1998-09-30
ROLLERBALL INTERNATIONAL INC
filed 1998-11-13
CIK 925610

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:      September 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________


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


       _________________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report.


         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           Yes X    No _____

4,754,693 shares of Common Stock, par value $.001 per share, were outstanding at November 11, 1998.

                          ROLLERBALL INTERNATIONAL INC.
                                   FORM 10-QSB
                                      INDEX



                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  September 30, 1998 and December 31, 1997 (Audited)                       3

  Statements of Operations -
  Three Months and Nine Months ended September 30, 1998
  and 1997                                                                 4

  Statements of Cash Flows -
  Nine months ended September 30, 1998 and 1997                            5

  Notes to Financial Statements                                           6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           8-9

PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds                        10
Signatures                                                                11

                         PART I - FINANCIAL INFORMATION
                          RollerBall International Inc.
                                 Balance Sheets

                                                                                 September 30,      December 31,
                                                                                     1998               1997
                                                                                 -----------        -----------
                                                                                 (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                                     $    86,252        $   344,208
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 and $0 for September 30, 1998
     and December 31, 1997, respectively                                             922,073             43,508
   Inventory                                                                       1,310,151            479,518
   Debt issuance costs                                                               150,461            623,885
   Prepaid expenses                                                                  350,094            126,387
                                                                                 -----------        -----------

Total Current Assets                                                               2,819,031          1,617,506

Deferred stock offering costs                                                           --              234,594
Property and equipment, net                                                          419,310            435,292
Intangible assets, net of accumulated amortization
     of $91,825 (1998) and $61,035 (1997)                                            564,875            510,464
                                                                                 -----------        -----------

Total Assets                                                                     $ 3,803,216        $ 2,797,856
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                              $   711,006        $   393,655
   Accrued expenses                                                                  501,862            973,231
   Notes payable to stockholders                                                      57,000            250,000
   Advances from stockholders                                                         15,159             20,659
   Debt                                                                              100,000          3,475,000
                                                                                 -----------        -----------

Total Current Liabilities                                                          1,385,027          5,112,545

Note Payable - Long-term                                                                --              100,000

Commitments

Stockholders' Equity (Deficit):
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                                        --                 --

   Common stock - $.001 par value, 50,000,000 shares authorized;
     4,754,693 issued and outstanding (1998), 2,683,568 (1997)                         4,755              2,684
   Additional paid in capital                                                      9,996,307          2,718,152
   Accumulated deficit                                                            (7,582,873)        (5,135,525)
                                                                                 -----------        -----------

Total Stockholders' Equity (Deficit)                                               2,418,189         (2,414,689)
                                                                                 -----------        -----------

Total Liabilities and Stockholders' Equity (Deficit)                             $ 3,803,216        $ 2,797,856
                                                                                 ===========        ===========


                             See accompanying notes

                          RollerBall International Inc.
                          Statements of Operations


                                             Nine months ended September 30,       Three months ended September 30,
                                             ------------------------------        -------------------------------
                                                1998               1997               1998               1997
                                             -----------        -----------        -----------        -----------
                                                      (unaudited)                           (unaudited)
Net sales                                    $ 1,641,364        $ 1,762,400        $   454,891        $   433,093

Cost of sales                                    995,849          1,160,044            228,695            280,929
                                             -----------        -----------        -----------        -----------

Gross profit                                     645,515            602,356            226,196            152,164

Operating expenses:
  Selling and marketing                        1,298,531            997,060            630,500            385,459
  General and administrative                   1,149,913            814,222            432,223            279,992
                                             -----------        -----------        -----------        -----------

Total operating expenses                       2,448,444          1,811,282          1,062,723            665,451
                                             -----------        -----------        -----------        -----------

Loss from operations                          (1,802,929)        (1,208,926)          (836,527)          (513,287)

Interest expense                                 644,221          1,022,663            162,246            479,814
                                             -----------        -----------        -----------        -----------

Loss before provision for income taxes        (2,447,150)        (2,231,589)          (998,773)          (993,101)

Provision for income taxes                           200               --                 --                 --
                                             -----------        -----------        -----------        -----------

Net loss                                     $(2,447,350)       $(2,231,589)       $  (998,773)       $  (993,101)
                                             ===========        ===========        ===========        ===========

Net loss per common share
              Basic                          $     (0.57)       $     (0.66)       $     (0.21)       $     (0.28)
                                             ===========        ===========        ===========        ===========
              Diluted                        $     (0.57)       $     (0.66)       $     (0.21)       $     (0.28)
                                             ===========        ===========        ===========        ===========

Weighted average common shares
  outstanding
              Basic                            4,285,690          3,361,168          4,754,693          3,576,102
                                             ===========        ===========        ===========        ===========
              Diluted                          4,285,690          3,361,168          4,754,693          3,576,102
                                             ===========        ===========        ===========        ===========





                             See accompanying notes

                          RollerBall International Inc.
                          Statements of Cash Flows

                                                            Nine months ended September 30,
                                                            ------------------------------
                                                               1998               1997
                                                            -----------        -----------
OPERATING ACTIVITIES
Net loss                                                    $(2,447,350)       $(2,231,589)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts                                50,000               --
  Depreciation and amortization                                 134,307             99,361
  Amortization of debt issuance costs                           473,424            834,101
Change in operating assets and liabilities:
  Accounts receivable                                          (928,565)           (97,543)
  Due from supplier                                              56,218               --
  Inventory                                                    (830,633)           (78,779)
  Prepaid expenses                                             (223,708)            30,692
  Accounts payable                                              267,161            (82,023)
  Accrued expenses                                             (282,869)           606,936
                                                            -----------        -----------

Net cash used in operating activities                        (3,732,015)          (918,844)

INVESTING ACTIVITIES
  Purchases of property and equipment                           (87,534)          (204,044)
  Increase in intangible assets                                 (85,201)          (166,677)
                                                            -----------        -----------

Net cash used in investing activities                          (172,735)          (370,721)

FINANCING ACTIVITIES
  Deferred stock offering costs                                    --              (45,558)
  Net proceeds from issuance of common stock                  5,007,448               --
  Proceeds from debt                                               --              700,000
  Payments on debt                                           (1,300,000)              --
  Payment on Notes Payable                                     (193,000)              --
  Proceeds on loans to stockholders                                --              115,000
  Payments on loans to stockholders                              (5,500)            (6,484)
  Exercise of warrants                                          137,846            242,160
  Debt issuance costs                                              --              (97,000)
                                                            -----------        -----------

Net cash provided by financing activities                     3,646,794            908,118
                                                            -----------        -----------

Net decrease in cash                                           (257,956)          (381,447)

Cash at beginning of period                                     344,208            394,667
                                                            -----------        -----------

Cash at end of period                                       $    86,252        $    13,220
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

         On April 8, 1998, the Company completed an initial public offering (the Offering) of 1,250,000 shares of the Company's common stock at a price of $5.00 per share. The proceeds to the Company, net of underwriting discounts and commissions was $5.4 million, and was $5.0 million net of offering expenses.

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

3.       Initial Public Offering

         On March 31, 1998, the Company's Registration Statement on Form SB-2 was deemed effective and on April 8, 1998, the offering closed and the Company received $5.0 million in proceeds, net of underwriting discounts and commissions and offering expenses. In connection with the offering, the Company's outstanding 12% Debentures in the principal amount of $1,859,525 converted into equity on the effective date and

$1,500,000 of debt was paid in cash. In addition, immediately prior to the effective date of the Registration Statement, a reverse stock split was effected on the basis of .594237 to 1. Further, Mr. Jack Forcelledo, the Company's founder, chairman and principal stockholder agreed to surrender for cancellation 600,000 shares of common stock. All references to share and per share amounts have been retroactively restated to reflect the stock split and the cancellation. Lastly, 862,540 shares of common stock and 247,936 warrants were issued in connection with certain Bridge Loans and Notes Payable.

4.       Net Loss Per Common Share

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

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales for the three months ended September 30, 1998 and 1997 were $454,891 and $433,093, respectively, which is an increase of $21,798 or approximately 5%. Net sales for the nine months ended September 30, 1998 and 1997 were $1,641,364 and $1,762,400 respectively, which is a decrease of $121,036 or approximately 7%. This decrease was primarily attributable to overall industry excess inventory at the retail level from the major inline skate manufacturers combined with heavily discounted prices. This resulted in lower than anticipated sales volume for the Company based on these competitive forces. Continuous competitive price cutting in the inline skating market has made new product introductions more difficult.

         Gross margin for the three months ended September 30, 1998 was 49.7% which represents an increase of 14.6% as compared to the three months ended September 30, 1997. Gross margin for the nine months ended September 30, 1998 was 39.3% which represents an increase of 5.1% as compared to the nine months ended September 30, 1997. The increases relate to larger quantities of direct response sales in the periods compared, which yield higher margins. In addition, more 4-ball models, which contain higher margins than 2-ball models, were sold in the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Lastly, the Company has experienced cost reductions as a result of negotiations with its overseas suppliers in fiscal 1998 as compared to fiscal 1997.

         Selling and marketing expenses for the three months ended September 30, 1998 and 1997 were $630,500 and $385,459, respectively, which represents an increase of $245,041, or 63.6%. Selling and marketing expenses for the nine months ended September 30, 1998 and 1997 were $1,298,531 and $997,060, respectively, which represents an increase of $301,471, or 30.2%. The increases are primarily due to the Company's programs designed to increase awareness of its products through radio and print advertising as well as sponsorships of nationally televised game, fitness and variety shows. In addition, selling consultants and increased warehousing costs were experienced due to increased production and the resulting increase in levels of inventory during the nine months ended September 30, 1998 as compared to the related period ended September 30, 1997.

         General and administrative expenses for the three months ended September 30, 1998 and 1997 were $432,223 and $279,992, respectively, which represents an increase of $152,231, or 54.4%. General and administrative expenses for the nine months ended September 30, 1998 and 1997 were $1,149,913 and $814,222, respectively, which represents an increase of $335,691, or 41.2%. The increases were primarily due to an increase in salaries, primarily the addition of a Chief Financial Officer, Marketing Manager and consulting expenses for a public relations firm. In addition, the Company experienced a related increase in insurance expenses, primarily the addition of officer's life insurance and Directors and Officers insurance. Several of these expenses are those associated with being a publicly traded company.

         The Company's interest expense for the three months ended September 30, 1998 and 1997 was $162,246 and $479,814, respectively, which represents a decrease of $317,568. Interest expense for the nine months ended September 30, 1998 and 1997 was $644,221 and $1,022,663, respectively, which represents a decrease of $378,442. These decreases were primarily attributable to the Company's decreased interest payable on debt repaid from the proceeds of the initial public offering. In addition, amortization of debt issuance costs included in interest have decreased in 1998 as the related notes have matured.

         Net loss for the three months ended September 30, 1998 and 1997 was $998,773 and $993,101, respectively, which represents a increase of $5,472, or 0.6%. Net loss for the nine months ended September 30, 1998 and 1997 was $2,447,350 and $2,231,589, respectively, which represents an increase of $215,761, or 9.7%. The increase in net loss for these periods is primarily attributable to the increase in operating expenses, primarily marketing and advertising, needed to increase awareness of the Company's products in the marketplace. These expenditures were based on anticipated sales levels that were not achieved during the three and nine months ended September 30, 1998 due to the market conditions for inline skating products which include excess inventory and heavy discounting. Management feels that although sales decreased during the nine months ended September 30, 1998, gross margin increased, and therefore with higher volume, the Company anticipates greater gross margin dollars to contribute to operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company received $6,250,000 in gross proceeds for the issuance of 1,250,000 shares of common stock pursuant to its initial public offering. Net proceeds totaled approximately $5.0 million after expenses associated with the offering. Upon completion of the Company's initial public offering, $2,259,525 of notes were automatically converted into equity and $1,500,000 of notes were paid in full with the proceeds from the offering. Due to unexpected poor sales for the nine months ended September 30, 1998, the Company will require additional capital to continue operations.

The Company is currently in discussions with several banking institutions with respect to obtaining a credit line facility for working capital and letter of credit purposes. No assurance can be given that such discussions will result in additional funding.

Property and equipment expenditures totaled $87,534 and expenditures for other assets totaled $85,201 for the nine months ended September 30, 1998. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem. The majority of the Company's business processing applications operate on a network computer system. Management believes the network hardware and operating system are now Year 2000 compliant as of September 30, 1998. If the current systems are not fully Year 2000 compliant, the Company estimates that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition.

While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 8, 1998, the Company closed its initial public offering in which it sold 1,250,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,250,000. Net of underwriting commissions and offering expenses, the Company received net proceeds of approximately $5,000,000. As of September 30, 1998, the Company has used approximately $1,200,000 of the proceeds for inventory purchases, $1,500,000 for repayment of Notes and Loans Payable, $89,000 for molds and tooling purchases, $161,000 for marketing and advertising, $122,000 for the payment of accrued officer's salary, $485,000 for accrued expenses and the remainder for working capital and operating purposes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROLLERBALL INTERNATIONAL INC.

November 11, 1998                            /s/ Jack Forcelledo
  DATE                                       JACK FORCELLEDO
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER

                                             /s/ Kenneth B. Teasdale
                                             KENNETH B. TEASDALE
                                             CHIEF FINANCIAL OFFICER