Form 10QSB/A
period 1998-06-30
ROLLERBALL INTERNATIONAL INC
filed 1999-03-31
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB-A

                                   AMENDMENT 1

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

                    Yes / X /               No /   /

4,748,750 shares of Common Stock, par value $.001 per share, were outstanding at August 14, 1998.

                          RollerBall International Inc.

                                  FORM 10-QSB-A

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

                         Part I - Financial Information
                          RollerBall International Inc.
                                 Balance Sheets

                                                                 June 30,    December 31,
                                                                   1998          1997
                                                               -----------   ------------
                                                               (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                                   $  978,292     $  344,208
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 and $0 for June 30, 1998 and
     December 31, 1997, respectively                              535,584         43,508
   Inventory                                                      782,405        479,518
   Debt issuance costs                                            310,003        623,885
   Prepaid expenses                                               952,340        126,387
                                                               ----------     ----------
Total Current Assets                                            3,558,624      1,617,506

Other Assets:
   Deferred stock offering costs                                       --        234,594
   Property and equipment, net                                    424,529        435,292
   Intangible assets, net of accumulated amortization
     of $81,285 (1998) and $61,035 (1997)                         562,364        510,464
                                                               ----------     ----------
Total Assets                                                   $4,545,517     $2,797,856
                                                               ==========     ==========

Liabilities and Stockholders' Equity (Deficit)

Current Liabilites:
   Accounts payable                                            $  628,833     $  393,655
   Accrued expenses                                               432,880        973,231
   Notes payable to stockholders                                   70,000        250,000
   Advances from stockholders                                      15,159         20,659
   Debt                                                           100,000      3,475,000
                                                               ----------     ----------
Total Current Liabilities                                       1,246,872      5,112,545

Note Payable - Long-term                                               --        100,000

Commitments

Stockholders' Equity (Deficit):
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                       --             --

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 4,748,750 issued and outstanding (1998),
     2,683,568 (1997)                                               4,749          2,684
   Additional paid in capital                                   9,990,287      2,718,152
   Accumulated deficit                                         (6,696,391)    (5,135,525)
                                                               ----------     ----------
Total Stockholders' Equity (Deficit)                            3,298,645     (2,414,689)
                                                               ----------     ----------
Total Liabilities and Stockholders' Equity (Deficit)           $4,545,517     $2,797,856
                                                               ==========     ==========

                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Operations


                                            Six months ended June 30,      Three months ended June 30,
                                           ---------------------------     ---------------------------
                                               1998            1997           1998             1997
                                           -----------     -----------     ----------       ----------
                                                  (unaudited)                      (unaudited)

Net sales                                  $   931,015     $ 1,329,307     $  875,212       $  729,944

Cost of sales                                  623,985         879,115        583,657          520,831
                                           -----------     -----------     ----------       ----------
Gross profit                                   307,030         450,192        291,555          209,113

Operating expenses:
  Selling and marketing                        668,031         611,601        428,281          192,994
  General and administrative                   717,690         534,030        445,971          327,326
                                           -----------     -----------     ----------       ----------
Total operating expenses                     1,385,721       1,145,631        874,252          520,320
                                           -----------     -----------     ----------       ----------
Loss from operations                        (1,078,691)       (695,439)      (582,697)        (311,207)

Interest expense                               481,975         542,849        170,190          431,484
                                           -----------     -----------     ----------       ----------
Loss before provision for income taxes      (1,560,666)     (1,238,288)      (752,887)        (742,691)

Provision for income taxes                         200              --             --             (200)
                                           -----------     -----------     ----------       ----------
Net loss                                   $(1,560,866)    $(1,238,288)    $ (752,887)      $ (742,491)
                                           ===========     ===========     ==========       ==========
Pro forma net loss per common share
        Basic                                   ($0.37)         ($0.38)        ($0.14)          ($0.23)
                                           ===========     ===========     ==========       ==========
        Diluted                                 ($0.37)         ($0.38)        ($0.14)          ($0.23)
                                           ===========     ===========     ==========       ==========

Pro forma weighted average common shares
  outstanding
        Basic                                4,051,189       3,253,701      4,696.285        3,253,701
                                           ===========     ===========     ==========       ==========
        Diluted                              4,051,189       3,253,701      4,696.285        3,253,701
                                           ===========     ===========     ==========       ==========


                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Cash Flows

                                                   Six months ended June 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
Operating Activities
Net loss                                          ($1,560,866)   ($1,238,288)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Allowance for doubtful accounts                      50,000             --
  Depreciation and Amortization                        88,110         64,993
  Amortization of debt issuance costs                 313,882        441,099
Change in operating assets and liabilities:
  Accounts receivable                                (542,076)      (139,967)
  Due from supplier                                     2,332             --
  Inventory                                          (302,887)       (61,740)
  Prepaid expenses                                   (825,953)           764
  Accounts payable                                    232,846        (93,430)
  Accrued expenses                                   (351,851)       193,935
                                                   ----------     ----------
Net cash used in operating activities              (2,896,463)      (832,634)

Investing Activities
  Purchases of property and equipment                 (57,097)       (85,533)
  Increase in intangible assets                       (72,150)      (123,725)
                                                   ----------     ----------
Net cash used in investing activities                (129,247)      (209,258)

Financing Activities
  Deferred stock offering costs                       234,594             --
  Net proceeds from issuance of common stock        4,772,854             --
  Proceeds from debt                                       --        700,000
  Payments on debt                                 (1,300,000)            --
  Payment on Notes Payable                           (180,000)            --
  Proceeds on loans to stockholders                        --             --
  Payments on loans to stockholders                    (5,500)        (5,147)
  Exercise of warrants                                137,846         87,750
  Debt issuance costs                                      --        (97,000)
                                                   ----------     ----------
Net cash provided by financing activities           3,659,794        685,603
                                                   ----------     ----------
Net increase/(decrease) in cash                       634,084       (356,289)

Cash at beginning of period                           344,208        394,667
                                                   ----------     ----------
Cash at end of period                              $  978,292     $   38,378
                                                   ==========     ==========

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

5. Second Quarter Adjustment

         During the second quarter of fiscal 1998, the Company reversed a sale. The sale was a bill and hold transaction whereby the Company had a customer which agreed to purchase goods but had requested that the Company retain physical possession for a later ship date. Given a lack of a fixed delivery schedule for the goods sold and a revised commitment to purchase the goods, the sale was reversed. The total amount of the sale was $255,458. The impact on the previously reported quarter is as follows:

                                     Six months                                Three months
                                ended June 30, 1998                        ended June 30, 1998
                            ---------------------------                 -------------------------
                            As reported      Restated                   As reported      Restated
                            -----------     -----------                 -----------      --------
Net sales                   $1,186,473      $   931,015                 $1,130,670       $875,212
Operating loss                (966,402)      (1,078,691)                  (470,408)      (582,697)
Net loss                    (1,448,577)      (1,560,866)                  (640,598)      (752,887)
Loss per share                  ($0.37)          ($0.37)                    ($0.14)        ($0.14)

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

The Three Months and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

         Net sales for the three months ended June 30, 1998 and 1997 were $875,212 and $729,944, respectively, which is an increase of $145,268, or approximately 20%. This increase is primarily due to the availability of proceeds from the Company's initial public offering which closed in April 1998, after which inventory purchased from such proceeds was received and shipped to customers in June 1998. Sales in June 1998 accounted for 43% of the entire previous 1997 fiscal year sales volume. Net sales for the six months ended June 30, 1998 and 1997 were $931,015 and $1,329,307, respectively, which is a decrease of $398,292, or approximately 30%. This decrease was primarily attributable to the lack of funds necessary for the first several months of 1998 to purchase the inventory needed to fulfill sales orders as the proceeds from the Company's initial public offering were not received until April 8, 1998.

         Gross profit for the three months ended June 30, 1998 and 1997 was $291,555 and $209,113, respectively, which represents an increase of $82,442. The increase in gross profit was primarily due to increased sales volume for the three months ended June 30, 1998 as compared to the same period in 1997. Gross margin for the three months ended June 30, 1998 was 33.3% which represents an increase of 4.7% as compared to the three months ended June 30, 1997. The increase relates to the Company's cost reductions negotiated with its overseas suppliers in fiscal 1998. Gross margin for the six months ended June 30, 1998 was 33.0% which represents an decrease of 0.9% as compared to the six months ended June 30, 1997.

The decrease was attributable to over $80,000 in air freight charges to insure timely shipments to customers. These air freight charges, which represented 9.6% of net sales, are not expected in future periods.

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

         Net loss for the three months ended June 30, 1998 and 1997 was $752,887 and $742,491, respectively, which represents an increase of $10,396, or 1.4%. Net loss for the six months ended June 30, 1998 and 1997 was $1,560,866 and $1,238,288, respectively, which represents an increase of $322,578, or 26%. The increase in net loss for these periods is primarily attributable to the lack of sales activity for the first five months of fiscal 1998 due to lack of inventory to meet sales orders which was, in turn, due to the timing of the initial public offering. The net losses were also the result of continued operating expenses to maintain the Company's activity prior to the IPO.

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

                                            ROLLERBALL INTERNATIONAL INC.

August 14, 1998                             /s/ Jack Forcelledo
                                            -----------------------------------
  DATE                                      JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Kenneth B. Teasdale
                                            -----------------------------------
                                            KENNETH B. TEASDALE
                                            CHIEF FINANCIAL OFFICER