Form 10QSB/A
period 1998-09-30
ROLLERBALL INTERNATIONAL INC
filed 1999-03-31
CIK 925610

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

                         Part I - Financial Information
                          RollerBall International Inc.
                                 Balance Sheets

                                                            September 30,   December 31,
                                                                1998           1997
                                                             -----------    -----------
                                                             (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                                  $   86,252    $   344,208
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 and $0 for September 30, 1998
     and December 31, 1997, respectively                         368,103         43,508
   Inventory                                                   1,550,310        479,518
   Debt issuance costs                                           150,461        623,885
   Prepaid expenses                                              350,094        126,387
                                                             -----------    -----------
Total Current Assets                                           2,505,220      1,617,506

Deferred stock offering costs                                         --        234,594
Property and equipment, net                                      419,310        435,292
Intangible assets, net of accumulated amortization
     of $91,825 (1998) and $61,035 (1997)                        564,875        510,464
                                                             -----------    -----------
Total Assets                                                 $ 3,489,405    $ 2,797,856
                                                             ===========    ===========
Liabilities and Stockholders' Equity (Deficit)

Current Liabilites:
   Accounts payable                                          $   711,006    $   393,655
   Accrued expenses                                              382,457        973,231
   Notes payable to stockholders                                  57,000        250,000
   Advances from stockholders                                     15,159         20,659
   Debt                                                          100,000      3,475,000
                                                             -----------    -----------
Total Current Liabilities                                      1,265,622      5,112,545

Note Payable - Long-term                                              --        100,000

Commitments

Stockholders' Equity (Deficit):
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                      --             --

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 4,754,693 issued and outstanding (1998),
     2,683,568 (1997)                                              4,755          2,684
   Additional paid in capital                                  9,996,307      2,718,152
   Accumulated deficit                                        (7,777,279)    (5,135,525)
                                                             -----------    -----------
Total Stockholders' Equity (Deficit)                           2,223,783     (2,414,689)
                                                             -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)         $ 3,489,405    $ 2,797,856
                                                             ===========    ===========

                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Operations


                                         Nine months ended September 30,   Three months ended September 30,
                                         -------------------------------   --------------------------------
                                               1998            1997             1998               1997
                                           -----------     -----------      -----------        -----------
                                                    (unaudited)                      (unaudited)

Net sales                                  $ 1,087,394     $ 1,762,400      $   156,379        $   433,093

Cost of sales                                  755,690       1,160,044          131,705            280,929
                                           -----------     -----------      -----------        -----------
Gross profit                                   331,704         602,356           24,674            152,164

Operating expenses:
  Selling and marketing                      1,179,126         997,060          511,095            385,459
  General and administrative                 1,149,913         814,222          432,223            279,992
                                           -----------     -----------      -----------        -----------
Total operating expenses                     2,329,039       1,811,282          943,318            665,451
                                           -----------     -----------      -----------        -----------
Loss from operations                        (1,997,335)     (1,208,926)        (918,644)          (513,287)

Interest expense                               644,221       1,022,663          162,246            479,814
                                           -----------     -----------      -----------        -----------
Loss before provision for income taxes      (2,641,556)     (2,231,589)      (1,080,890)          (993,101)

Provision for income taxes                         200              --               --                 --
                                           -----------     -----------      -----------        -----------
Net loss                                   $(2,641,756)    $(2,231,589)     $(1,080,890)       $  (993,101)
                                           ===========     ===========      ===========        ===========
Net loss per common share
        Basic                                   ($0.62)         ($0.66)          ($0.23)            ($0.28)
                                           ===========     ===========      ===========        ===========
        Diluted                                 ($0.62)         ($0.66)          ($0.23)            ($0.28)
                                           ===========     ===========      ===========        ===========

Weighted average common shares
  outstanding
        Basic                                4,285,690       3,361,168        4,754,693          3,576,102
                                           ===========     ===========      ===========        ===========
        Diluted                              4,285,690       3,361,168        4,754,693          3,576,102
                                           ===========     ===========      ===========        ===========


                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Cash Flows

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                       1998            1997
                                                   -----------     -----------
Operating Activities
Net loss                                           $(2,641,756)    $(2,231,589)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Allowance for doubtful accounts                       50,000              --
  Depreciation and amortization                        134,307          99,361
  Amortization of debt issuance costs                  473,424         834,101
Change in operating assets and liabilities:
  Accounts receivable                                 (374,595)        (97,543)
  Due from supplier                                     56,218              --
  Inventory                                         (1,070,792)        (78,779)
  Prepaid expenses                                    (223,708)         30,692
  Accounts payable                                     267,161         (82,023)
  Accrued expenses                                    (402,274)        606,936
                                                   -----------     -----------
Net cash used in operating activities               (3,732,015)       (918,844)

Investing Activities
  Purchases of property and equipment                  (87,534)       (204,044)
  Increase in intangible assets                        (85,201)       (166,677)
                                                   -----------     -----------
Net cash used in investing activities                 (172,735)       (370,721)

Financing Activities
  Deferred stock offering costs                             --         (45,558)
  Net proceeds from issuance of common stock         5,007,448              --
  Proceeds from debt                                        --         700,000
  Payments on debt                                  (1,300,000)             --
  Payment on Notes Payable                            (193,000)             --
  Proceeds on loans to stockholders                         --         115,000
  Payments on loans to stockholders                     (5,500)         (6,484)
  Exercise of warrants                                 137,846         242,160
  Debt issuance costs                                       --         (97,000)
                                                   -----------     -----------
Net cash provided by financing activities            3,646,794         908,118
                                                   -----------     -----------
Net decrease in cash                                  (257,956)       (381,447)

Cash at beginning of period                            344,208         394,667
                                                   -----------     -----------
Cash at end of period                              $    86,252     $    13,220
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

5.  Third Quarter Adjustment

         During the third quarter of fiscal 1998, the Company reversed two sales, one recorded in the second quarter of fiscal 1998 and the other recorded in the third quarter of fiscal 1998. Both sales were bill and hold transactions whereby the Company had customers which agreed to purchase goods but had requested that the Company retain physical possession for a later ship date. Given a lack of a fixed delivery schedule for the goods sold and a revised commitment to purchase the goods, the sales were reversed. The total amount of the sales was $553,970, of which $298,512 was recorded in the third quarter and $255,458 was recorded in the second quarter. The impact on the previously reported third quarter is as follows:

                                   Nine months                                Three months
                            ended September 30, 1998                    ended September 30, 1998
                           ---------------------------                ---------------------------
                           As reported       Restated                 As reported        Restated
                           -----------      ----------                -----------       ----------
Net sales                  $1,641,364       $1,087,394                 $454,891         $  156,379
Operating loss             (1,802,929)      (1,997,335)                (836,527)          (918,644)
Net loss                   (2,447,350)      (2,641,756)                (998,773)        (1,080,890)
Loss per share                 ($0.57)          ($0.62)                  ($0.21)            ($0.23)

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

The Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

         Net sales for the three months ended September 30, 1998 and 1997 were $156,379 and $433,093, respectively, which is a decrease of $276,714 or approximately 64%. Net sales for the nine months ended September 30, 1998 and 1997 were $1,087,394 and $1,762,400 respectively, which is a decrease of $675,006 or approximately 38%. These decreases were primarily attributable to overall industry excess inventory at the retail level from the major inline skate manufacturers combined with heavily discounted prices. This resulted in lower than anticipated sales volume for the Company based on these competitive forces. Continuous competitive price cutting in the inline skating market has made new product introductions more difficult.

         Gross margin for the three months ended September 30, 1998 was 15.8% which represents a decrease of 19.3% as compared to the three months ended September 30, 1997. Gross margin for the nine months ended September 30, 1998 was 30.5% which represents a decrease of 3.7% as compared to the nine months ended September 30, 1997. The decreases relate to the Company participating in several marketing programs during the nine months ended September 30, 1998 in which the Company offered skates to various televised programs and games shows at no cost. In addition, the Company experienced higher than normal returns from retailers due continued excess inventory at the retail level, not quality deficiencies.

         Selling and marketing expenses for the three months ended September 30, 1998 and 1997 were $511,095 and $385,459, respectively, which represents an increase of $125,636, or 32.6%. Selling and marketing expenses for the nine months ended September 30, 1998 and 1997 were $1,179,126 and $997,060, respectively, which represents an increase of $182,066, or 18.3%. The increases are primarily due to the Company's programs designed to increase awareness of its products through radio and print advertising as well as sponsorships of nationally televised game, fitness and variety shows. In addition, selling consultants and increased warehousing costs were experienced due to increased production and the resulting increase in levels of inventory during the nine months ended September 30, 1998 as compared to the related period ended September 30, 1997.

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

         Net loss for the three months ended September 30, 1998 and 1997 was $1,080,890 and $993,101, respectively, which represents a increase of $87,789, or 8.8%. Net loss for the nine months ended September 30, 1998 and 1997 was $2,641,756 and $2,231,589, respectively, which represents an increase of $410,167, or 18.4%. The increase in net loss for these periods is primarily attributable to the increase in operating expenses, primarily marketing and advertising, needed to increase awareness of the Company's products in the marketplace. These expenditures were based on anticipated sales levels that were not achieved during the three and nine months ended September 30, 1998 due to the market conditions for inline skating products which include excess inventory and heavy discounting.

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

                                            ROLLERBALL INTERNATIONAL INC.

November 11, 1998                           /s/ Jack Forcelledo
                                            -----------------------------------
  DATE                                      JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Kenneth B. Teasdale
                                            -----------------------------------
                                            KENNETH B. TEASDALE
                                            CHIEF FINANCIAL OFFICER