Form 10KSB
period 1998-12-31
ROLLERBALL INTERNATIONAL INC
filed 1999-04-01
CIK 925610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended        December 31, 1998
                                -------------------

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the transition period from _______________ to

                        Commission file number 000-29662

                         ROLLERBALL INTERNATIONAL, INC.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                        95-4478767
          ----------                                      ------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

          Los Angeles,                                     CA 90069
  ------------------------------------                     --------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (310) 275-5313
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
          -------------------                          -------------------

                None                                          None
--------------------------------------           ------------------------------

                None                                          None
--------------------------------------           ------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Company's gross revenues for its fiscal year ended December 31, 1998 was $1,639,616 and its net revenues were $1,562,664. See "Management Discussion and Analysis".

         On March 24, 1999, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $1.125 at which the stock was sold on such date was approximately $4,000,000.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On March 24, 1999, there were 4,776,693 shares of Common Stock, $.01 par value, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
Item 1.      Business                                                         2

Item 2.      Description of Property                                         10

Item 3.      Legal Proceedings                                               10

Item 4.      Submission of Matters to a Vote of Security Holders             10

                                     PART II

Item 5.      Market For Common Equity and Related Stockholder Matters        11

Item 6.      Management's Discussion and Analysis                            12

Item 7.      Financial Statements                                            24

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        24

                                    PART III

Item 9.      Executive Officers and Directors of the Company                 25

Item 10.     Executive Compensation                                          28

Item 11.     Security Ownership of Certain Beneficial Owners and Management  32

Item 12.     Certain Relationships and Related Transactions                  33

Item 13.     Exhibits, Financial Statement Schedules and
             Reports on Form 10-K                                            37

         This annual report on Form 10-KSB, including Item 1 ("Business") and
Item 6 ("Management's Discussion and Analysis"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words, "believe," "anticipate," "think," "intend," "plan," "will be," "expect," and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the Company are subject to certain risks and uncertainties, which could cause actual events or the actual future results of the Company to differ materially from any forward-looking statement. Such risks and uncertainties include among other things, the availability of any needed financing, the Company's ability to implement its business plan, the impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I
Item 1.
BUSINESS

         The Company develops, manufactures, distributes and markets an innovative, patented design of inline skates under the registered trademark RollerBall. The RollerBall skate differs from traditional inline skates (e.g. Rollerblades(R), Bauer(R), Ultra-Wheels(R), etc.) by offering the consumer a skate that has spherical-shaped wheels instead of the flat, disk-shaped wheels of traditional inline skates, resulting in enhanced performance. The Company has been granted several United States and foreign patents for its innovative skateball designs and technology. Since its formation, the Company has expanded its product line to presently include 18 models of inline skates that appeal to a wide range of price and performance levels for use in recreational, fitness, hockey and aggressive skating. RollerBall also offers related accessories including helmets, safety pads and replacement parts.

         RollerBall's inline skates differ from traditional inline skates in appearance and in performance. The Company believes that its proprietary RollerBall skating system is the next generation of inline skates and the first major product innovation in inline skating since the introduction of the original Rollerblade(R) inline skate in the 1970's. RollerBall offers inline skates with unique patented spherical wheels that are slightly smaller than a tennis ball (70mm or 60mm in size) and are engineered to create support and balance when in contact with the skating surface. The spherical cross section of the Radial Skateball Technology(TM) provides a uniform, unchanging shape and a greater area of contact with the skating surface. RollerBall's design allows a skater to achieve levels of acceleration, balance and maneuverability greater than that which can be achieved by comparably priced traditional inline skates. Furthermore, because of these characteristics, the Company believes that its RollerBall skates enhance the experience of inline skating while providing a more stable, body-friendly platform which will appeal to all skaters from beginner to advanced. The Company believes these product features provide RollerBall with a skate superior to any other product commercially available and will enable RollerBall to compete with the major inline skate manufacturers both in the United States and worldwide.

         On April 1, 1998, the Company completed its initial public offering. The Company sold 1,250,000 shares of common stock at an offering price of $5.00 per share. The Company received net proceeds of $5,051,373.

         The Company was incorporated in the State of Delaware on March 7, 1994. The principal executive offices of the Company are located at 9255 Doheny Road, Suite 2705, Los Angeles, California 90069 and its telephone number is (310) 275-5313.

STRATEGY

         The Company's primary goal is to become a leading developer and marketer of inline skates and accessories to the recreational/fitness segment through retail channels of distribution (specialty sporting goods stores, sporting goods stores, mass merchandisers and direct mail catalogues), as well as through direct response television (television home shopping channels/services and infomercials) throughout the world. The Company's secondary objective is to expand the distribution and sales of accessories and replacement parts and to aggressively seek out and establish licensing arrangements with third parties for the licensing of the RollerBall trademarks for use in clothing, toys and entertainment categories. The attainment of this secondary goal will, in management's opinion, support the Company's primary goal both by contributing licensing revenue to the Company, and by building consumer awareness of the RollerBall brand name. While the Company has had discussions with potential licensees, no agreements have been consummated and there can be no assurance that the Company's licensing efforts will be successful.

         The Company believes that a key factor in the Company's development is the continual design improvement and refinement of its products. Management expends significant time, effort and resources on the refinement of the Company's existing product line based upon its observations and research of market trends and competing products. The Company intends to continue to emphasize the unique design of its skateballs and the enhanced performance characteristics of its skates. The balance enhancement characteristics of the Radial Skateball Technology(TM) will also be emphasized by the Company to promote its products to inexperienced skaters, occasional recreational skaters, and skaters who would ordinarily not attempt inline skating.

The Company's strategic business plan is to:

          1) Continue to penetrate the United States retail market through increased marketing and sales efforts aimed at generating distribution with the key sporting goods and mass merchandising distributors;

          2) Continue to expand upon its current international market base by engaging additional distributors and strategically expanding into the Canada, South America and Eastern European countries;

          3) Successfully complete the development, engineering and tooling of RollerBall's next generation of skates; and

          4) Provide marketing support to the expanding distribution and sales base of RollerBall inline skates and accessories by licensing the RollerBall trademarks in clothing and entertainment categories.

     The Company is also considering establishing licensing arrangements with third party specialty inline skate manufacturers and marketers whereby the Company may sublicense the marketing and distribution of certain of its products.

INDUSTRY BACKGROUND

         Roller skating first became popular in the United States in the 1930's, and the most common skate in use at that time was the traditional four wheel roller skate. Skating as an outdoor activity dramatically increased in popularity with the development of urethane wheels in the 1960's, which made skates more enjoyable for outdoor use.

         The inline skate market was created in the 1970's with the introduction of Rollerblade(R), the current dominant manufacturer of inline skates. Inline skates were originally sold primarily through specialty sporting goods retailers, at prices ranging from $100 up to $400, to cross-training athletes and as a summer training product for serious ice hockey players. According to the Sporting Goods Manufacturing Association ("SGMA"), sales of inline skates were $435 million in 1998. SGMA has reported that the sport now claims close to 30 million participants, and with respect to the number of participants, inline skating has surpassed other sports such as golf, baseball, tennis, bowling and downhill skiing in market size.

         The development and success of inline skates has dramatically changed the demographics of roller skating. Boys and girls, as well as men and women, now skate in nearly equal numbers. The inline skate has substantially replaced the four wheel skate throughout the marketplace. Management of the Company believes that roller skating, dominated now by inline skates, will continue to be a popular form of entertainment and exercise for many years to come.

         The inline skate market is composed of four distinct and key segments with manufacturers strategically positioning their products to meet the requirements of each segment. The market segments are: (1) recreational/fitness;
(2) roller hockey; (3) aggressive (stunt and extreme skating); and to a lesser extent (4) speed skating. Based upon industry sales figures, the recreational/fitness segment accounts for 70% of sales; the roller hockey segment accounts for 5-7% of sales; the aggressive segment accounts for 20% of sales; and the speed skating segment accounts for 3-5% of sales. According to industry sales of inline skates, the recreational/fitness segment has the most participants and also offers the widest selection of skates. Roller hockey has demonstrated strong growth in recent years primarily as a function of the increase of participants in "street" hockey and the proliferation of roller hockey leagues and teams.

PRODUCT DESIGN, DEVELOPMENT AND ENGINEERING

         All the design, development and engineering of the Company's skate models is performed by the Company in Southern California. The production engineering of the skates is facilitated via a combination of in-house efforts and also in association with unaffiliated third parties in both the United States and in Asia. The Company does not yet design or manufacture the skate boots, which it purchases from third party vendors in Thailand, Taiwan and the People's Republic of China. The selection of the style, materials and quality of the boots and liners for each model is, however, under the strict supervision of the Company's management.

         The Company believes that the major performance advantages of the patented RollerBall skates over the competition's standard three, four or five wheel inline skates are enhanced stability, balance and control, combined with special acceleration and maneuverability features. The enhanced features result from the unique physical design of the RollerBall wheels, trade-named Radial Skateballs. The standard inline skate is able to achieve high speed in straight line skating, but requires a substantial adjustment in speed on curves to avoid accidents caused by the loss of wheel traction at extreme excursion angles, resulting in skidding and falling. RollerBall skates are not only able to accelerate quickly and achieve high speed in a straight line; but, because of the extended range of contact area available, RollerBall Radial Skateballs allow the skater to maintain greater velocity on curves with a reduced risk of losing control. Providing up to 300% more usable riding surface area than a typical inline skate wheel, the spherical-shaped wheels are specifically designed to provide high levels of balance and stability when contacting the skating surface, even at combined lean angles 20 degrees greater than the typical inline wheel. This greater lean angle capability provides the skater with maximum maneuverability since the skater can approach curves with a high degree of excursion -- almost a 45 degree angle -- which enables the skater to maintain velocity and execute difficult acrobatic stunts. The RollerBall skate products allow the skater to perform aggressive turning maneuvers more easily than that of any other type of inline skate. During high angle maneuvering and extreme bank angles, the RollerBall skate, due to the physics of its spherical wheel design, maintains uniform traction and limits slipping and skidding which enables a skater to make sharper turns under maximum control. Because of the RollerBall skates' enhancements in acceleration, balance and maneuverability, the Company believes it will appeal to all skaters.

         Safety testing of the Company's products is performed by the Company, by independent testing laboratories and by the Company's third party manufacturers. All of the Company's products meet United States, Canadian and European safety regulations. The Company's third-party manufacturers are chosen for their ability to produce quality products based on the company's standards, and these manufacturers are required to monitor quality assurance.

         The Company has not experienced any significant product returns or complaints based upon the design, performance or quality of its products.

PRODUCTS

         The RollerBall product line is comprised of four groups which facilitates a tiered marketing approach. The product lines are differentiated by price points, performance levels and target markets, retailer and consumer markets.

         The skates are produced with either two, three or four Radial Skateballs. The Radial Skateballs currently are manufactured in 2 size ranges and types: type 1-70MM diameter injection molded B.A.S.F. Elastollan(TM) TPU (thermopolyurethane) over a nylon core, and type 2-60MM diameter cold-cast urethane over polyurethane cores. The Company's 18 different models are differentiated by the number of Radial Skateballs (2, 3 or 4), appearance and style, quality of bearings, and materials for the chassis and boots.

The three RollerBall skate product groups are:

       RB(R) -- five models of 2-70mm ball skates priced to retail from $49 to $79;

       GFX(R)3 -- four models of 3-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-1 bearings and priced to retail at $69 to $79;

       GFX(R)4 - five models of 4-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-3 bearings and priced to retail from $89 to $119;

       CARBON - two full-featured soft-boot models of 4-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-3 bearings and priced to retail from $129 to $139; and

       AGGRESSIVE -- two models of 4-60mm ball skates aimed at the aggressive skate market with either high-glass content, carbon enhanced nylon chassis and ABEC-3 bearings or the 6000 series aircraft-quality aluminum chassis and ABEC-5 bearings, and priced to retail from $79 to $129.

MANUFACTURING AND ASSEMBLY

         The Company's current product lines and component parts are manufactured for the Company by unaffiliated third party vendors located in the United States, Taiwan, the People's Republic of China and Thailand. The skates are composed of three subassemblies: (i) the boot assembly (boot shell, liner and laces or buckles); (ii) the chassis (which is attached to the bottom of the boot); and (iii) the wheel assembly (the skateball, bearings and required axles and hardware for mounting the wheels to the chassis). The assembly of all two ball skate models occurs in the People's Republic of China and Thailand. Accessories are assembled in the People's Republic of China, Taiwan and/or Thailand. All final assembly for four ball skates is conducted in either Thailand or Taiwan. The graphic design of all packaging is controlled by the Company in California and the printing of the packaging is performed in Hong Kong, the People's Republic of China, Taiwan or in the United States. The Company owns all the molds, dies and other tooling associated with manufacturing the chassis (skate trucks), the skateballs (wheels), safety brakes and wheel hardware components. The Company currently utilizes 8-10 different manufacturers for component parts and assembly.

         After assembly, the products are shipped to various FOB ("free on board") points: Hong Kong, Bangkok and/or the Company's Los Angeles warehouse. If the products are sold on an FOB Hong Kong, letter of credit basis, the merchandise for the specific customer is delivered to the customer's consolidator in Hong Kong. If the goods are to be shipped to the United States, the Company's Hong Kong agent assumes responsibility for all freight forwarding and traffic to the United States.

         The Company has entered into an agency agreement with Lucky Yeh International (LYI) pursuant to which LYI acts as the Company's agent for purchasing from their known suppliers located in the People's Republic of China and Taiwan. LYI also has been retained, on a non-exclusive basis, as a sales representative for sales outside of America and Japan. For its services, the Company pays LYI a fee of 12% of the factory cost of the products and a sales commission ranging from 3% to 8% of net sales. The agreement with LYI is terminable by either party on 90 days prior written notice. During the fiscal years ended December 31, 1997 and 1998 the Company paid approximately $120,000 and $36,000, respectively to LYI. Of such payments, agency fees constituted $120,000 and $35,000 during these periods and the remaining fees were sales commissions. All agency fees are accounted for as costs of sales. See "Management Discussion and Analysis."

SALES AND MARKETING

         Sales to the United States market are made through a national network of independent sales representative groups who sell through direct contact with buyers and retail accounts, and work under the management of the Company. These sales representative groups are paid on a standard, commission-only basis. International sales are made through an international network of independent distributors and agents, and in certain cases, directly by senior management to the buyers and buying groups of certain retail accounts in the United States and 22 foreign countries. Three of the Company's largest customers represented 82% of total sales for the fiscal year ended December 31, 1997, and three customers, Finnkekka Oy, J.C. Penney and Fit TV, accounted for 9.3%, 32.1% and 14.7%, respectively, of total sales for the year ended December 31, 1998. To date the Company has had approximately $3,700,000 of sales of its two ball skates to HSN which sales efforts are made directly with HSN by the Company's senior management without the use of any independent distributors or agents.

         The Company is marketing its products to retail sporting goods chains, specialty sporting goods shops and through HSN in the United States. The Company's four-ball skate models are being distributed almost exclusively through retail sporting good chains and speciality sporting goods shops. Sales of the two-ball lines have been made to catalog houses in France, Germany and the United Kingdom and the product appeared in the J.C. Penney 1998 Spring/Summer, Fall/Winter and Holiday catalogs. The Company's marketing strategy emphasizes the unique design of the RollerBall skate, as well as its superior performance features which enable the skater to have increased control, balance, maneuverability with a strong price to value relationship. The product line also affords retailers competitive profit margins which the Company uses to promote its products to retail merchandisers.

         RollerBall offers retailers an integrated point of sale package comprised of product displays, in-store identification, sales information and a complete range of accessories and replacement parts, from helmets, pads and guards to wheels, bearings, hardware sets and full replacement chassis assemblies. The Company also provides to the trade educational and technical support as well as teaching clinics on how to sell the RollerBall product line.

         The Company advertises and promotes its inline skates through various marketing methods customary to the trade. RollerBall participates in all major national and international trade shows and exhibitions, and provides in-store merchandising videos, trade and consumer advertising, and inline skating promotions. The Company has formed its own "Team RollerBall", a group of skaters who demonstrate the product advantages of RollerBall skates as well as promote the sport of inline skating. Team RollerBall has held exhibitions throughout the world and several members of the team are seen regularly on HSN in its advertising and sales activities.

         The Company's sales and marketing materials, including product positioning and demonstration videos, have been translated from English into several languages to facilitate the presentation of the Company's product lines to international buyers, buying groups, and to enhance public relations and in-store presentations.

PATENTS AND TRADEMARKS

         The Company has devoted considerable effort to protecting its RollerBall technology and trademarks throughout key world markets. The Company received United States utility Patent (No. 5,590,890) on January 7, 1997 covering the core technology for its Radial Skateball. The Company also has a United States design patent (D378115) on February 18, 1997 covering its GFX(R) design. The Company has also filed numerous other utility and design patent applications in the United States and certain other foreign countries. The "RollerBall" brand name is a registered trademark in the United States, Canada and several other countries with trademark applications under review in other markets and the new European Union registrations for countries not already covered by the current registrations. The RollerBall trademark cannot be registered in the People's Republic of China, Sweden and Argentina due to conflicting marks and has also been opposed in Chile. Trademark applications have been allowed for the RollerBall name in other market/business segments such as clothing, toys and entertainment (CD-ROM, comic books, video & broadcast television). The Company has filed for a 3-D trademark in Germany to cover the German market and has applied to extend this coverage to include all of the European Union countries. This type of trademark protection extends to the overall "shape" and "look" of the product(s) covered by the application.

         The Company has received correspondence from MGM, a motion picture entity which alleged that the Company's use of the name "RollerBall" infringed upon MGM's alleged rights in the name "RollerBall" which was the name of a 1975 film produced by MGM. The Company was granted a United States trademark for the RollerBall name in 1995 with respect to, among other things, in-line skates and related products. Based upon advice of counsel, the Company does not believe that MGM has any such rights in the name and intends to vigorously defend itself against MGM's allegations. The Company and MGM are currently in negotiations for a non-monetary agreement whereby MGM would for a limited time use the RollerBall name in various areas unrelated to inline skating in exchange for cross promotion opportunities through MGM's various distribution channels. Although neither party has commenced litigation in this matter, there can be no assurance that the agreement will be consummated and not result in litigation. In the event that litigation results, the Company can be expected to incur significant costs to defend itself. Based upon advice of counsel, the Company believes that it has strong and meritorious defenses to the claims of MGM.

         There can be no assurance that any application by the Company to register any additional trade names and trademarks used by the Company will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. There can be no assurance as to the extent of the protection that the Company will obtain as a result of having such trademarks registered or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce its trademark or license rights. Failure of the Company to successfully enforce license and trademark rights may have a material adverse impact on the Company's business.

ROYALTY AGREEMENTS

         The Company has certain contractual commitments to pay royalties to four individuals who had assisted the Company in obtaining its Radial Skateball Technology(TM). Under the current agreements, the Company has agreed to pay Messr. Giuseppe Consarino a royalty of 1% of net sales, except sales based on a letter of credit, and .6% of net sales based on a letter of credit. Mr. Consarino's royalty payment can not exceed a maximum of $350,000 in any fiscal year. Mr. Consarino's royalty agreement will be reduced by 50% beginning January 1, 1999. During the fiscal years ended December 31, 1997 and December 31, 1998, the Company incurred expenses of $10,446 and $29,308 with respect to these royalty agreements. Mr. Steve Kimmel receives a royalty of 0.5% of net sales, except sales based on a letter of credit, and .3% of net sales based on a letter of credit. Messrs. Giusseppe Russo, Franco Rosso and Ettore Carenni, the originators of the Radial Skateball, are entitled to an aggregate royalty of 2.5% of the cost of goods sold, after certain deductions including expenses for patent and trademarks. Mr. Franco Rosso also receives a consulting fee of $4,000 per month. To date, no royalty payments have been paid to Messrs. Giusseppe Rosso, Franco Rosso and Ettore Carenni, nor have any accrued, as a result of these deductions which equaled approximately $2,500,000 as of December 31, 1998.

COMPETITION

         The market for the Company's products is highly competitive and the Company anticipates competition to continue to be intense in the foreseeable future. This competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the sporting goods and accessories market, but are not direct competitors of the Company). The Company competes with major inline skate manufacturers such as Rollerblade(R), Bauer(R) First Team Sports(R), Roller Derby(R), Variflex(R), California Pro(R) and K2(R).

         The Company is competing in the inline skate market by offering a unique skate design that provides superior performance. The Company believes that the RollerBall skates' enhanced capacity for acceleration, balance and maneuverability will increase the fun of inline skating while providing a more stable, body-friendly platform appealing to all skaters from the beginner to advanced.

GOVERNMENT REGULATION

         Certain of the Company's products are subject to regulation by the Consumer Product Safety Commission (CPSC), and may therefore be subject to recall requested by the CPSC. In addition, the Company may be required to change or modify its current or future products in order to comply with the CPSC's rules or other rules and regulations related to the safety of its products or any future rules or regulations. In the event the Company is required to modify or change its products, it may incur substantial additional costs related to design and manufacture, and may incur significant down-time in being able to produce inventory for sale, all of which could have a material adverse effect upon the Company. The Company is not aware of any current proceeding by the CPSC which would result in the recall of the Company's products. A recall of the Company's products could result in significant expenses to the Company. There can be no assurance that the Company will have the necessary funds available to it to conduct any recall or that if conducted, it will have funds available for its continued operation.


EMPLOYEES

         At the present time, the Company has nine full-time employees which include four officers and five warehouse personnel. The Company has several independent contractors working on behalf of the Company in sales and marketing. The Company believes its employee relations are good. No employees are represented by unions.

Item 2.
DESCRIPTION OF PROPERTY

         The Company leases approximately 1,600 square feet for the Company's principal office in Los Angeles, California pursuant to a two year lease agreement at an aggregate monthly rent of $3,750 per month. The Company also leases warehouse and assembly space at a separate location in Los Angeles, California on a month-to-month basis pursuant to an oral agreement. The warehouse and assembly space constitutes approximately 11,000 square feet and has a rental expense of approximately $6,000 per month. The Company will consider, as its requirements dictate, moving to new executive and administrative offices after the conclusion of this offering and also intends to secure additional warehouse space. Although these new facilities have not been identified as of the date hereof, the Company believes that suitable facilities at reasonable rental costs will be available.

Item 3.
LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor does it have knowledge of any threatened or pending material litigation except as disclosed below.

         See "-- Patents and Trademarks" above for information regarding a possible dispute between the Company and MGM regarding the Company's use of the name RollerBall.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

                                     PART II
Item 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on April 1, 1998 and the Company's common stock commenced trading on the Nasdaq SmallCap market under the symbol "ROLL." The offering price of the Company's common stock in its initial public offering was $5.00. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business. Set forth below is the high and low bid price of the Company's common stock for each quarter since the date of its initial public offering. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

   Quarter ended           High Bid         Low Bid
   -------------           --------         -------
April 1 - June 30           $5.688           $2.375
July 1 - September 30       $3.625           $1.50
October 1 - December 31     $2.938           $0.625

On March 24, 1999, the high and low bid price was $1.125.

Item 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The Company designs, manufactures and distributes inline skates using its patented Radial Skateball Technology(R), which utilizes a ball instead of the traditional wheel to provide skaters with better balance, maneuverability and control. Inline skating has been one of the fastest-growing segments of the sporting goods industry, and the Company's products target the entire spectrum of skaters, ranging from beginner to advanced, including models for recreation, fitness, hockey and aggressive skating.

         Rollerball was founded by Chairman, President and Chief Executive Officer Jack Forcelledo in 1994. The Company has primarily devoted its efforts to refining the patented Radial Skateball Technology(TM) concept, testing new product prototypes, upgrading new component parts and introducing new products since its inception. Additionally, management has expanded significant efforts obtaining domestic and international patent and trademark protection and sourcing, identifying and developing manufacturing and supplier relationships. By the fourth quarter of 1997, the Company had completed the design, testing and manufacturing processes for 18 different skate models in 2 ball (70mm), 3 and 4 ball (60mm) configurations at various price points covering the recreation, fitness, hockey and aggressive segments of the inline skate market and had established a nationwide network of sales representatives to launch the distribution of the product through various channels.

         To facilitate the execution of the Company's plans to successfully penetrate the United States market, the Company completed its initial public offering on April 1, 1998 and received funds from the offering on April 9, 1998. The Company then ordered approximately $1.2 million in inventory to penetrate the domestic market. Due to lead times in the Orient, the Company did not receive its products until June 1998 and has been shipping domestically and internationally ever since. From inception in March 1994 through the year ended December 31, 1998, the Company has generated more than $13 million in revenue from a previously limited sales and marketing program. With a portion of the funds from the offering, the Company has launched an extensive sales and marketing program to help establish its brand name in the inline marketplace. This program has placed the Company's products on various fitness, game and variety shows, such as MTV's Real World vs. Road Rules Challenge, the Infinite Power Workout and Fox Sports Net's Ultimate Fan League, during 1998. This marketing strategy has introduced the RollerBall brand name to millions of television households. The Company plans to continue its efforts in television and print media as well as expand its marketing on the internet. The Company launched its web sight, www.rollerball.com, on June 1, 1998 and has continued to upgrade it to accommodate the increase in web traffic and sales orders during 1998 and into 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         This annual report contains certain "forward-looking statements," including, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "should," "seeks to," and similar words. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the risk factors set forth in this annual report. The accompanying information contained in this annual report identifies all material risk factors that could cause such difference.

         DECLINE IN SALES IN FISCAL YEAR 1998. The Company has had limited sales to date and has primarily directed its efforts to refining the Radial Skateball Technology(TM) concept and testing new product prototypes and component parts. During the fiscal year ended December 31, 1998, the Company experienced a decrease in sales compared to the fiscal year ended December 31, 1997. For the year ended December 31, 1998, the Company had sales of approximately $1,563,000 compared to sales of $2,023,000 for the previous year. The decrease in sales was primarily the result of several factors, including the lack of funds at the beginning of 1998 to purchase the necessary inventory to meet orders, the increased competition in the inline market and the heavy discounting of inventory at retail. See "Business -- Sales and Marketing."

         ACCUMULATED DEFICIT; RECENT LOSSES; For the fiscal year ended December 31, 1998, the Company had a net loss of $3,329,491 as compared to a net loss of $3,145,239 for the fiscal year ended December 31, 1997. For the year ended December 31, 1998, the Company had working capital of $633,364. At December 31, 1997 and December 31, 1998, the Company had an accumulated deficit of $5,135,525 and $8,465,016, respectively. Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures to market its products in a highly competitive industry, the Company may experience significant operating losses that could continue until such time, if ever, that the Company is able to generate sufficient additional revenues to support its operations.

         LIMITED OPERATING HISTORY; RAPID GROWTH. The Company was incorporated in 1994 and has not been in business long enough to enable an investor to make a reasonable judgment as to its future performance. Since the commencement of operations, the Company's operating expenses have grown rapidly and the Company intends to continue to expand operations. From its inception through December 31, 1998, the Company has had approximately $13,107,000 in total sales, of which $7,160,000 were in the international market and $5,947,000 were U.S. domestic sales. For the fiscal year ended December 31, 1998 the Company had total sales of approximately $1,563,000, of which $152,000 were in international markets and the remainder were U.S. domestic sales. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a developing business and the competitive environment in which the Company operates. There can be no assurance the Company will be able to implement its business plans or manage the growth of its operations. See "Business."

         NEED FOR ADDITIONAL FUNDS. The Company may need additional financing to meet its plans for expansion and to expand its product lines. The Company currently has an Accounts Receivable financing line available to it. The Company has been discussing obtaining financing from other financial institutions. No assurance can be given that the Company will be successful in obtaining additional financing on favorable terms, if at all.

         RELIANCE ON MAJOR CUSTOMERS. Three of the Company's largest customers represented 82% of total sales for the fiscal year ended December 31, 1997, and 56.1% of total sales for the year ended December 31, 1998. For the year ended December 31, 1998 these three customers accounted for 32.1%, 14.7% and 9.3% respectively, of total sales. In 1997, these three customers were the Home Shopping Network, Inc. ("HSN"), Carrefour France, a hypermarket located in France and The J.C. Penney Company. In 1998, the three largest customers were The J.C. Penney Company, Fit TV and Finnkekka Oy. As is customary in the industry, the Company does not have long-term contracts with any of its customers. While management expects the Company's customer base to expand, a limited number of large orders may continue to account for a significant portion of the Company's sales during any given period for the foreseeable future. The loss of, or a reduction in business from, any of its major customers could have a material adverse effect on the Company's results of operations. See "Business -- Sales and Marketing."

         DEPENDENCE ON ONE PRODUCT LINE. Substantially all of the Company's revenues have been generated, and will continue to be generated, by sales of inline skates and related athletic protective equipment. No assurance can be given that consumer demand for these products in general or the Company's products in particular will continue in the future. A reduction in the demand for these products would have a material adverse effect on the Company's results of operations. The Company's profitability and sales will also depend on the strength of foreign and United States economies, which can dictate consumers' spending habits on leisure-related goods, including the Company's products. No prediction can be made about the future of the economy of the United States or any foreign country in which the Company will offer its products for sale. As the Company's products are leisure-related products, any prolonged downturn in the economy, whether real or perceived, could adversely affect consumer demand for the Company's products. See "Business."

         COMPETITION. The market for the Company's products, internationally and in the United States, is highly competitive and the Company anticipates competition to continue to be intense in the foreseeable future. This competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the sporting goods and accessories market, but are not direct competitors of the Company). The Company's products compete with other sports related products, such as those products used in golf, tennis, running and bicycling as well as numerous other activities. The Company competes with major inline skate manufacturers such as Rollerblade(R), First Team Sports(R), Variflex(R), Roller Derby(R), California Pro(R), Bauer(R) and K2(R). Most of the Company's competitors have significantly greater financial, technical, manufacturing and marketing resources, and broader name recognition, than the Company. See "Business -- Competition."

         PRODUCT LIABILITY CLAIMS; INSURANCE. Although the Company has incurred no product liability claims to date, the Company may become subject to product liability claims, including claims for serious personal injury or death, due to the nature of its products. The Company believes that it has adequate liability insurance for risks arising in the normal course of business, including product liability insurance with respect to all of its products. There can be no assurance, however, that the Company will be able to maintain insurance at reasonable cost, if at all, that insurance will be adequate to cover liabilities resulting from product liability claims or that the Company will have funds available to pay any claims over the limit of its insurance. As sales of the Company's products increase, it will become potentially exposed to a larger number of liability claims which could therefore exceed the amount of its insurance policies. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's results of operations and financial condition. See "Business."

         DEPENDENCE UPON EXECUTIVE OFFICERS; LIMITED PERSONNEL. The success of the Company is dependent upon the efforts and abilities of its founder, Chairman, President and Chief Executive Officer, Jack Forcelledo. The loss of the services of Mr. Forcelledo would have a material adverse affect on the Company's operations. The Company has entered into a four-year employment agreement with Mr. Forcelledo and has obtained "key man" life insurance in the amount of $1,000,000 on the life of Mr. Forcelledo, of which the Company is a beneficiary. It is unlikely that the proceeds of this insurance would be adequate to compensate the Company for the loss of the services provided by Mr. Forcelledo. See "Management."

         To date, the Company has relied additionally on the services of independent technical, production, sales and marketing personnel to develop and sell its products. In addition, the Company has used two independent agents (Lucky Yeh International Ltd. ("LYI") and PCL International, Inc. ("PCL")) to obtain foreign suppliers and manufacturing facilities. The Company has only nine full-time employees. The Company anticipates that if it does increase its staff, the additional employees will be hired for sales and marketing, product design and administrative positions during the next 12 months. Although the Company believes that necessary additional personnel to staff the Company are available, there can be no assurance that the Company will be successful in assembling an effective staff in a timely manner. See "Business -- Management."

         ABILITY TO MANAGE GROWTH. The Company anticipates a period of rapid growth that is expected to place a strain on the Company's administrative, financial and operational resources. The Company's ability to manage any staff and facilities growth effectively will require it to improve its operational, financial and management controls, to continue to improve its reporting systems and procedures, to install new management information systems and to train, motivate and manage its employees. There can be no assurance that the Company will install such management information systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. If the Company is unable to hire, train and retain qualified personnel to implement the necessary services effectively, its ability to attract repeat sales could be adversely affected, which could limit the Company's growth opportunities. If the Company's management is unable to manage growth effectively, such as if the Company's sales and marketing efforts exceed its capacity to obtain inventory in a timely manner, the Company's business, operating results and financial condition could be adversely affected. See "Business" and "Management."

         CONTROL BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS. As of the date of this annual report, current management of the Company will own, in the aggregate, approximately 24.5% of the outstanding Common Stock (excluding options held by management). The election of directors is by plurality vote and there is no cumulative voting. Accordingly, the existing management may be able to significantly influence the election of the Board of Directors of the Company and to direct the affairs of the Company. In addition, under the 1994 Employee Plan and the Director Plan, the Company has reserved for issuance an aggregate of 850,000 shares (15.1% of Common Stock outstanding assuming the issuance of all 850,000 options) which may be issued pursuant to options granted under these plans to employees and directors. As of the date of this Prospectus, there were 594,826 options outstanding. Of the 594,826 outstanding options, 479,731 are held by members of the Company's management. In the event that the 479,731 options were exercised, management would own an additional 9.1% of the outstanding Common Stock. See "Management" and "Principal Stockholders."

         FACTORS INHIBITING TAKEOVER. Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Bylaws may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in the Company's or the stockholder's best interest. The Company's Amended and Restated Certificate of Incorporation authorizes the Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock and the designation of any such series, without any vote or action by the Company's stockholders. Thus, the Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of the Company's Common Stock. In addition, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of the Company, since the terms of any preferred stock which might be issued could contain terms which could contain special voting rights or increase the costs of acquiring the Company. Other provisions of the Company's Certificate of Incorporation and Bylaws divide the Company's Board of Directors into three classes, each of which classes will serve for different three-year periods which may have the effect of delaying, deferring or preventing a change in control of the Company. These provisions may not be amended without the affirmative vote of not less than 66 2/3% of the issued and outstanding shares entitled to vote thereon.

         The Company is subject to Section 203 of the Delaware General Corporation Law ("DGCL") which prevents transactions between the Company and an "interested stockholder" unless certain conditions are satisfied. The applicability of Section 203 may have the effect of delaying, deferring or preventing "changes in control" of the Company, even if such event would be beneficial to the then existing stockholders.

         POSSIBLE DELISTING; PENNY STOCK REGULATION. The Company's Common Stock currently trades on the Nasdaq SmallCap Market. Under Nasdaq rules, in order to maintain listing on the Nasdaq SmallCap Market, a company must have, among other things, $2,000,000 of net tangible assets or market capitalization of $35,000,000 or $500,000 of net revenue in each of the two previous fiscal years and a minimum bid price of $1.00 per share. Nasdaq reserves the right to withdraw or terminate the Company's listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. In the event that the Company is unable to maintain continued quotation on the Nasdaq SmallCap Market, quotation, if any, of the Common Stock would be in the over-the-counter market in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. or on the National Association of Securities Dealers OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of such securities.

         The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if the Company's securities do not meet an exception to the penny stock regulations cited above, trading in the Company's securities would be covered by Rule 15g-9 promulgated under the Exchange Act for non-Nasdaq and non-national securities exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

         If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Shares could be adversely affected because the regulations on penny stocks could limit the ability of broker/dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

         LIMITATIONS ON DIRECTOR LIABILITY. The General Corporation law of Delaware provides that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company's Amended and Restated Certificate of Incorporation provides for mandatory indemnification of directors and officers to the fullest extent permitted or not prohibited by Delaware law.

         FUTURE ISSUANCES OF STOCK BY THE COMPANY; AUTHORIZED PREFERRED STOCK. As of the date of this annual report, the Company has 50,000,000 shares of Common Stock authorized, of which 4,776,693 shares is issued and outstanding, assuming that an additional 554,088 shares will have been reserved for issuance underlying outstanding warrants and an aggregate of 850,000 shares for issuance under the 1994 Employee Plan and the Director Plan of which options to purchase 594,826 are issued and outstanding. The Company will also have 10,000,000 shares of preferred stock, $.10 par value per share (the "Preferred Stock"), authorized, none of which have been issued as of the date hereof.

         The Company has agreed in connection with its initial public offering that it would not issue, for a period of one year from the Effective Date, any options or warrants which have an exercise price per share less than the offering price of the Shares in this offering.

         The Company's Amended and Restated Certificate of Incorporation authorizes the issuance of the Preferred Stock with such designations, rights and preferences as may be determined from time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. The balance of the Company's authorized shares of Common Stock and all of the Preferred Stock are not reserved for any purpose and may be issued without any action or approval by the Company's stockholders. The Company will not offer or sell Preferred Stock to any officer, director, 5% shareholder of the Company or affiliate or associate of such persons without the approval by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's or independent counsel. The Company does not have any present intention to issue any additional securities (other than in connection with its option plans and the exercise of currently outstanding options, warrants or other convertible securities) during the 12 months following this offering. See "Description of Capital Stock."

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales for the year ended December 31, 1998 were $1,562,664, which represents a decrease of $460,028, or 22.7%, as compared to the year ended December 31, 1997. This decrease was primarily attributable to continued excess inventory levels at retail sporting good chains as well as continued heavy discounting of prices in the inline skate industry. In addition, many sporting goods retail outlets have been plagued financially with the overall decrease in the sporting goods industry. Therefore, many sporting goods chains are carrying fewer lines of inline skates in their stores. Also, the Company's initial public offering did not close until April 1998. Due to lengthy lead times involved with ordering product from the Company's overseas manufacturers, the Company did not enter the domestic inline skate buying season until June 1998. Therefore, the Company did not have inventory to ship customers from January 1998 through May 1998, which comprises approximately 50% of the inline wholesale skate sales for the year. The Company did not decrease its prices significantly during the year ended December 31, 1998 as compared to the year ended December 31, 1997 and therefore was not materially affected by any such changes.

         Gross Profit. Gross margin for the year ended December 31, 1998 was 32.8%, which represents a decrease of 0.8% as compared to the year ended

December 31, 1997. The decrease was primarily related to air freight bills for inventory shipments from the Orient to meet several sales deadlines during the year ended December 31, 1998. In addition, the Company participated in several marketing programs during the year ended December 31, 1998 in which the Company offered skates to various televised programs and games shows at no cost. This approach was taken to continue to expand the recognition of the RollerBall(R) brand name as well as educate the end consumer as to the Company's individuality in the inline skate market. The Company negotiated with its overseas manufacturers cost reductions in its product line that it intends to realize in 1999.

         Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 1998 were $1,485,811, which represents an increase of $255,868, or 20.8%, as compared to the year ended December 31, 1997. The increase is primarily attributable to the increased advertising and promotional efforts the Company has made to help establish brand awareness in its products. In addition, the Company has added selling consultants who spent extensive time traveling to various domestic accounts across the United States which directly increased travel expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Lastly, increased warehousing costs were experienced due to increased production and the resulting increased levels of inventory during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 were $1,565,376, which represents an increase of $389,303, or 33.1%, compared to the year ended December 31, 1997. The dollar increase was primarily due to the increase in salaries, primarily the addition of a Chief Financial Officer, the increased salaries for officers of the Company, the addition of a Marketing Manager and consulting expenses for public relations firms. In addition, the Company experienced an increase in insurance expenses, primarily the addition of officer's life insurance and Directors and Officers insurance. Several of these expenses are those associated with being a publicly traded company.

         Interest. The Company's interest expense for the year ended December 31, 1998 was $790,456 as compared to interest expense of $1,417,841 for the year ended December 31, 1997. This decrease was attributable to the Company's decreased interest payable on debt repaid from proceeds of the initial public offering. Also, amortization of debt issuance costs included in interest have decreased in 1998 as the related notes have matured.

         Net Loss. Net loss for the year ended December 31, 1998 was $3,329,491 which represents an increase of $184,252, compared to a $3,145,239 net loss for the year ended December 31, 1997. The increase in net loss resulted primarily from the decrease in the Company's sales due to the current state of the inline market, coupled with increased expenditures for selling and marketing as well as increased general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997. These expenditures were based on anticipated sales levels that were not achieved during the year ended December 31, 1998.

FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of fiscal 1998, the Company reversed two sales, one recorded in the second quarter of fiscal 1998 and the other recorded in the third quarter of fiscal 1998. Both quarters have been restated. Both sales were bill and hold transactions whereby the Company had customers which agreed to purchase goods but had requested that the Company retain physical possession for a later ship date. Given a lack of a fixed delivery schedule for the goods sold and a revised commitment to purchase the goods, the sales were reversed. The total amount of the sales was $553,970, of which $298,512 was recorded in the third quarter and $255,458 was recorded in the second quarter. The impact on the previously reported quarters is as follows:

                                            Nine months                                Three months
                                     ended September 30, 1998                     ended September 30, 1998
                                    --------------------------                   --------------------------
                                    As reported        Restated                 As reported        Restated
                                    -----------        --------                 ------------       --------
Net sales                           $1,641,364       $1,087,394                 $454,891           $156,379
Operating loss                      (1,802,929)      (1,997,335)                (836,527)          (918,644)
Net loss                            (2,447,350)      (2,641,756)                (998,773)        (1,080,890)
Loss per share                          ($0.57)          ($0.62)                  ($0.21)            ($0.23)

                                           Six months                                 Three months
                                      ended June 30, 1998                          ended June 30, 1998
                                    --------------------------                   --------------------------
                                    As reported        Restated                 As reported        Restated
                                    -----------        --------                 ------------       --------
Net sales                           $1,186,473         $931,015                  $1,130,670       $875,212
Operating loss                        (966,402)      (1,078,691)                   (470,408)      (582,697)
Net loss                            (1,448,577)      (1,560,866)                   (640,598)      (752,887)
Loss per share                          ($0.37)          ($0.37)                     ($0.14)        ($0.14)

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net Sales. Net sales for the year ended December 31, 1997 were $2,022,692, which represents a decrease of $2,827,724, or 58.3%, as compared to the year ended December 31, 1996. This decrease was primarily attributable to the lack of funds necessary to purchase the inventory needed to fulfill sales orders, which included funds to switch to four ball skate production. In addition, there was a general decrease in orders from retailers throughout the inline skate industry due to major retailers taking heavy inventory positions in 1996 which were not offset by increased retail sales. The Company did not decrease its prices significantly during the year ended December 31, 1997 as compared to the year ended December 31, 1996 and therefore was not materially affected by any such changes.

         Gross Profit. Gross profit for the year ended December 31, 1997 was $679,418, which represents a decrease of $1,067,219, or 61.1%, compared to the year ended December 31, 1996. The decrease in gross profit was primarily due to decreased sales volume for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Gross margin for the year ended December 31, 1997 was 33.6%, which represents a decrease of 2.4% as compared to the year ended December 31, 1996. The decrease was related to air freight bills for inventory shipments to meet several sales deadlines during the year ended December 31, 1997.

         Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 1997 were $1,229,943, which represents a decrease of $231,061, or 15.8%, as compared to the year ended December 31, 1996. The decrease in selling and marketing expenses for the year ended December 31, 1997 was primarily due to a reduction in expenses under several royalty agreements, including the elimination of the royalty agreement of Jack Forcelledo effective January 1, 1997 and decreased royalties due to lower sales compared to the year ended December 31, 1996. The other significant reason for the decrease in selling and marketing expenses was the reduction in sales commissions paid given the decreased levels of sales for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Advertising costs, including costs related to tradeshows, for the year ended December 31, 1997 were $283,115, which represents an increase of $24,807 or 9.6%, as compared to $258,308 for the year ended December 31, 1996. These increased advertising costs offset the aforementioned decrease in selling and marketing expenses.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 were $1,176,073, which represents an increase of $439,503, or 59.7%, compared to the year ended December 31, 1996. The dollar increase was primarily due to the salary of Jack Forcelledo, increased insurance expenses and other general costs associated with the operations of the business. Salary payments to Mr. Forcelledo during fiscal year 1997 increased to $160,000 from $100,000 in fiscal year 1996. The increase in general and administrative costs also includes additional rent expenses; the addition of medical insurance for employees and consultant costs; increased depreciation from fixed asset additions and increases in professional fees for third party consulting services. Management anticipates a significant decrease in general and administrative expenses as a percentage of sales in the near future; however, dollar amounts would likely increase should revenues grow.

         Interest. The Company's interest expense for the year ended December 31, 1997 was $1,417,841 as compared to interest expense of $96,566 for the year ended December 31, 1996. This increase was attributable to the Company's increased interest payable on debt incurred including amortization of debt issuance costs during the year ended December 31, 1997, pursuant to the 1996 Private Offering and the Bridge Notes. Management expects a large decrease in interest expense in the future as $3,475,000 of debt on which the Company is making interest payments and amortizing debt issuance costs will either be converted into equity or paid from the proceeds upon the initial public offering. This assumption that interest costs will decrease assumes that the holders of the 12% Debentures accept the Conversion Shares and do not demand cash payments therefore.

         Net Loss. Net loss for the year ended December 31, 1997 was $3,145,239 which represents an increase of $2,596,936, compared to a $548,303 net loss for the year ended December 31, 1996. The increase in net loss resulted primarily from additional interest expense as a result of the 1996 Private Offering and the 1997 Bridge Offering and the related amortization of debt issuance costs. In addition, large losses occurred due to the decrease in the Company's sales coupled with increased expenditures for general and administrative expenses for the year ended December 31, 1997 compared to the year ended December 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES

         On April 8, 1998, the Company closed its initial public offering in which it sold 1,250,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,250,000. Net of underwriting commissions and offering expenses, the Company received net proceeds of approximately $5,000,000. Upon completion of the Company's initial public offering, $2,259,525 of notes were automatically converted into equity. As of December 31, 1998, the Company has used approximately $1,200,000 of the proceeds for inventory purchases, $1,500,000 for repayment of Notes and Loans Payable, $89,000 for molds and tooling purchases, $183,000 for marketing and advertising, $122,000 for the payment of accrued officer's salary, $490,000 for accrued expenses and the remainder for working capital and operating purposes.

         The Company has obtained an Accounts Receivable factoring line but is currently in discussions with several banking institutions with respect to obtaining an additional credit line facility for working capital and letter of credit purposes. No assurance can be given that such discussions will result in additional funding.

         At March 30, 1999, the Company had cash reserves of approximately $50,000. Management has been discussing various financing proposals to obtain either debt financing or equity capital in order to meet its capital and operating needs. No formal agreements have been executed, and there can be no assurance that the Company will be able to obtain necessary financing. Management has also undertaken various cost saving steps in the last six months to conserve its cash. Unless the Company can obtain necessary financing within a short time period, or its sales increase, it may be unable to sustain operations.

         Property and equipment expenditures totaled $87,525 and expenditures for other assets totaled $88,746 for the year ended December 31, 1998. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

YEAR 2000

         The Year 2000 issue is primarily the result of computer programs being written using two-digits, as opposed to four digits, to indicate the year. Any of the Company's computer programs or hardware that have time-sensitive software or embedded chips may be unable to interpret dates beyond the year 1999. This could result in a system failure or miscalculations, leading to disruption in operation of such systems, including among other things, inability to process transactions, send invoices or engage in similar normal business activities.

         The Company is currently evaluating, replacing or upgrading its information systems in an effort to make them Year 2000 compliant, and expects to have remediation efforts completed for its critical computer systems by April of 1999. The majority of the Company's business processing applications operate on a network computer system, which the Company believes the hardware and operating system are compliant.

         As part of the Company's compliance program, formal communications with customers, suppliers and other support service providers have been initiated. To date, the Company is not aware of any supplier or subcontractor with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

         The costs associated with the Year 2000 Compliance Program are not expected to be material. The Company does not expect future costs to have a material effect on the Company's financial condition or results of operation.

         While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of the new and upgraded information systems, or a failure to identify all Year 2000 dependencies in the Company's systems and the systems of its suppliers and customers could have material adverse consequences, including inability to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from the year 2000 issues could also adversely affect the Company. The amount of potential lost revenue cannot be reasonably estimated at this time.

         The Company is currently gathering data in an effort to assess the potential effects of the failure of its Year 2000 compliance program. This evaluation is expected to be completed in June 1999 and will determine whether a contingency plan is necessary. If necessary, the Company is committed to allocating additional personnel during the millennium transition to immediately address any potential Year 2000 problems that may arise.

EFFECTS OF INFLATION/SEASONALITY

         The Company's sales have not been adversely affected by inflation and does not believe inflation will be a material factor in its sales in the foreseeable future.

         The Company's domestic sales have been somewhat affected by climate changes in the United States, such as higher sales during warmer months of the year and lower sales during the colder months, with the exception of the holiday season. But the Company's international presence provides somewhat of a buffer to the effects of seasonality on its total sales.

Item 7.
FINANCIAL STATEMENTS

See Financial Statements included as pages F-1 through F-18 annexed hereto as follows:

         Independent Auditors' Report
         Balance Sheets as of December 31, 1998 and 1997
         Statements of Operations for the years ended December 31, 1998 and 1997 Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the years ended December 31, 1998 and 1997 Notes to Financial Statements

Item 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 9.
EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The officers and directors of the Company are as follows:

NAME                                AGE                   OFFICE
Jack Forcelledo                     57          Chairman of the Board, Chief
                                                Executive Officer and President

Arthur Dale Baker                   46          Vice President, Design and
                                                Development

James T. Hartnett                   39          Vice President, Administration
                                                and Secretary

Kenneth Teasdale                    28          Chief Financial Officer

Elizabeth Forcelledo                54          Director

John T. Botti                       34          Director

Michael Katz                        56          Director


         Jack Forcelledo is the founder of RollerBall International Inc., and has been Chairman, President and Chief Executive Officer of the Company since its inception in 1994. Mr. Forcelledo has more than twenty-eight years of management experience in both domestic and international consumer products with Fortune 500 companies and entrepreneurial ventures. From 1988 through 1994 Mr. Forcelledo was a private investor and operated the Forcelledo Marketing Group, an unincorporated entity. Forcelledo Marketing Group conducted limited business activities and was involved with assisting other entrepreneurial ventures in marketing their products, including pre-incorporation activities of the Company. From 1981 to 1988, he was President of Matchbox International and Vice Chairman of the Board of Universal Matchbox (Toys) Group, Ltd., a New York Stock Exchange traded company. From 1969 to 1981, Mr. Forcelledo served in various marketing capacities with Mattel Toys, Ralston Purina and Keebler Foods and was responsible for the management, development and marketing of several internationally recognized products including breakfast cereals, pet foods, snack/cracker and toy products. Mr. Forcelledo holds Bachelor of Arts, Bachelor of Journalism and a Masters of Arts degrees from the University of Missouri.

         Arthur Dale Baker has served as the Company's Vice President of Design and Development since its inception. From June 1991 to March 1994 Mr. Baker was the owner and President of Arthur Baker Design, a private design firm. Mr. Baker has over twenty years of experience in industrial design and engineering, specializing in transportation products, automotive products and sporting goods such as skates, surfboards, boogie boards and skateboards. From May 1989 to June 1991, he was Director of Design and Engineering for Senter Engineering. Mr. Baker holds a Bachelor of Fine Arts and Master of Arts degrees from the University of Tulsa and is a graduate of the Art Center College of Design in Pasadena, California.

         James T. Hartnett has been employed by the Company as a planning and financial consultant since its inception and he has served as the Company's Vice President of Administration and Secretary since March 1997. From 1988 to March 1997, Mr. Hartnett was the owner and president of Norstar Consulting Services. Prior to such time, from 1981 through 1985, Mr. Hartnett was employed as a senior consultant at Price Waterhouse. From 1986 through 1988, Mr. Hartnett was employed as the Director of Finance at The Coulter Group. Mr. Hartnett is a graduate of the University of Notre Dame where he received Bachelor of Business Administration and the University of Southern California with a Master of Business Administration degree.

         Kenneth Teasdale has been the Company's Chief Financial Officer since September 1997. From January 1994 to September 1997 Mr. Teasdale was employed at Grobstein, Horwath & Company LLP during which time Mr. Teasdale was employed in various capacities culminating in the position of Senior Accountant. From September 1991 through January 1994 Mr. Teasdale was employed as an accounting assistant at For Windows Only, a privately held Company. Mr. Teasdale is a Certified Public Accountant and a graduate of California State University, Northridge where he received a Bachelor of Science degree in Business Administration with an Option in Accounting Theory and Practice.

         Elizabeth Forcelledo has been a director of the Company since its inception in 1994. From 1988 to 1994 Ms. Forcelledo was a private consultant to the television industry and involved in several entrepreneurial ventures. From 1986 to 1988 Mrs. Forcelledo was a creative consultant to the ABC Television Network and the Lifetime Network. From 1981 to 1985, she served as Vice President of Program Development for the ABC Television Network owned and operated television stations. She has more than twenty-six years of experience in producing, creating, writing, and consulting for various TV talk/information programs including Live with Regis and Kathy Lee, AM Los Angeles, the Entertainment Tonight Pilot, AM New York, and The Vidal Sassoon Show. Ms. Forcelledo attended Notre Dame College and St. Louis University.

         John T. Botti, director, has served as President, Chief Executive Officer and Director of Bitwise Designs, Inc., a Nasdaq SmallCap listed company, since its formation in August 1985. Mr. Botti graduated from Rensselaer Polytechnic Institute with a B.S. degree in electrical engineering with a concentration in computer systems design and a Master of Business Administration degree.

         Michael Katz, director, is an executive consultant to the interactive software and multi-media industry. Since 1994 Mr. Katz has been President of Michael Katz and Associates, a private consulting firm to the interactive software and multimedia industry. Mr. Katz has been on the Board of Directors of TimeSink Inc. since 1996. From 1996 to 1997 Mr. Katz was also the Non-Executive Chairman of the Board of Directors of Entertainment On-line US, the privately held United States division of a United Kingdom on-line game network company. From 1990 to 1994 Mr. Katz was a private consultant to and investor in the video game industry and the President of the consumer division of Triox Technologies, Inc. From 1989 to 1990 Mr. Katz was President of Sega of America. From 1985 through 1989 Mr. Katz was President of the video game division of Atari, Inc. From 1979 through 1983 Mr. Katz was a vice president of marketing at Coleco Industries. Mr. Katz was marketing director of new product categories at Mattel Toys from 1975 to 1979. Mr. Katz holds a Bachelor of Arts from Cornell University and a Masters of Business Administration from Columbia Business School.

         From October 1997 to March 20, 1998 Mr. Lawrence Stumbaugh served as a director of the Company. Mr. Stumbaugh served as the nominee of Sercap Holding LLC. Pursuant to the terms of the agreements governing the 1997 Loan received by the Company in October 1997, Sercap Holdings has the right to have a designee on the Company's Board of Directors. Sercap Holding LLC has determined to forego such rights at the present time.

         The number of directors comprising the entire Board of Directors is such number as determined in accordance with the By-Laws of the Company. The Company's By-Laws provide that the number of directors shall be not less than three nor more than eleven. The Company's Amended and Restated Certificate of Incorporation provides the Company with a classified or "staggered" Board of Directors. The classified or "staggered" Board of Directors is comprised of three classes of directors elected for initial terms expiring at the year 1998, 1999 and 2000 annual meetings of stockholders. Thereafter, each class will be elected for a term of three years. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 66 2/3% of the issued and outstanding shares entitled to vote thereon. Officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the officers or directors except that Elizabeth Forcelledo is the wife of Jack Forcelledo.

         The Board of Directors is currently comprised of four persons. Mr. Forcelledo serves as the Class 1 Director to serve for a term of three years until the 2000 annual meeting of stockholders; Mr. Botti and Mrs. Forcelledo serve as Class 2 Directors to serve for a term of two years until the 1999 annual meeting of stockholders; and Mr. Katz serves as the Class 3 Director to serve for a term of one year until the Company's 1998 annual meeting of stockholders. There was no 1998 annual meeting. The Company intends to hold a shareholder meeting in 1999. Thereafter, each class of directors standing for re-election shall be elected for a term of three years. Pursuant to the listings maintenance policies of the Nasdaq SmallCap Market, the Company's present Board of Directors must include at least two (2) independent directors. The Company's independent directors will be Messrs. Katz and Botti.

Item 10.
EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all plan and non-plan compensation awarded to, or paid by the Company during the years ended December 31, 1998, 1997 and 1996 for Mr. Jack Forcelledo, the sole executive officer during such periods. No other officer or director received compensation equal to or in excess of $100,000 during such periods.


                           SUMMARY COMPENSATION TABLE


                                                                                                          LONG TERM COMPENSATION
                                                                                                                  AWARDS
                                                                                                                           NO. OF
                                                                                                                         SECURITIES
                                                        ANNUAL COMPENSATION                            RESTRICTED        UNDERLYING
                                        FISCAL                                     OTHER ANNUAL           STOCK           OPTIONS/
NAME AND PRINCIPAL POSITION              YEAR         SALARY           BONUS       COMPENSATION         AWARD(S)           GRANTED
Jack Forcelledo Chairman,                1998            $185,000       $0                  $0             0              75,000
  President and Chief                    1997            $160,000       $0           $88,448(1)            0              75,000
  Executive Officer                      1996            $100,000       $0                  $0             0                 0

----------
(1) Reflects royalty payments under Mr. Forcelledo's royalty agreement which has been terminated as of January 1, 1997.


Options/SAR Grants In Last Fiscal Year


---------------------------- --------------------- --------------------- -------------- ------------------

                                  Number of          Percent Of Total
                                 Securities            Options/SARs
                                 Underlying             Granted To        Exercise Or
                                Options/SARs       Employees In Fiscal    Base Price
           Name                    Granted                 Year             ($/Sh)       Expiration Date
---------------------------- --------------------- --------------------- -------------- ------------------
Jack Forcelledo, CEO (1)            75,000                  7%               $5.00           1/01/03
---------------------------- --------------------- --------------------- -------------- ------------------

(1) Pursuant to the terms of his employment agreement, Mr. Forcelledo was granted an aggregate of 300,000 options which vest at a rate of 75,000 per year each January 1.

Aggregated Option/SAR Exercises

     The following table contains information with respect to the named executive officer concerning options held as of the fiscal year ended December 31, 1998.

                                                                                               VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED               IN-THE-MONEY OPTIONS
                            SHARES                             OPTIONS AS OF                      AT DECEMBER 31,
                         ACQUIRED ON       VALUE             DECEMBER 31, 1998                        1998(1)
           NAME            EXERCISE       REALIZED       EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
          ------           --------       --------       -------------------------           --------------------------
     Jack Forcelledo          0              0              214,653/150,000 (2)                       0/0 (2)
----------

(1) Assuming a market value of $5.00 per share.

(2) The options were granted in April 1994 and April 1998. The five year options have exercise prices ranging from $3.37 to $5.00 per share. The options vest at the rate of 75,000 per year on January 1 of each year. The options include both incentive and non-incentive stock options. See "Stock Option Plans" and "Employment Agreements".

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive any fee in addition to their regular salary for serving on the Board of Directors. Non-employee directors will not receive cash renumeration but are eligible to participate in the Director Plan. Non-employee directors have received options to purchase 10,000 shares exercisable at $5.00 per share. Additionally, on the anniversary date of their service, each non-employee director will receive an additional 10,000 options with an exercise price at the then current market price of the Common Stock. Directors are reimbursed for travel expenses for attendance at any meeting of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established an audit committee ("Audit Committee"), comprised of the two independent directors Messrs. Botti and Katz. The Audit Committee is responsible for reviewing the Company's internal accounting policies and procedures as well as the scope of the work performed by the Company's independent auditors, including implementation of any recommendations made by the Company's independent auditors.

         The Board of Directors has also established a compensation committee ("Compensation Committee") consisting of Messrs. Forcelledo, Botti and Katz. The Compensation Committee is responsible for the negotiation, review and approval of the compensation of senior executives of the Company. The Compensation Committee is also responsible for administration of the 1994 Employee Plan and the Director Plan.

EMPLOYMENT AGREEMENTS

         The Company has entered into a four-year employment agreement with Jack Forcelledo commencing January 1, 1997, which will expire in December 31, 2000 pursuant to which Mr. Forcelledo shall serve as Chairman, President and Chief

Executive Officer. Pursuant to the terms of the agreement, Mr. Forcelledo will receive a base salary of $185,000 for fiscal year 1998 with annual increases up to a base salary of $235,000 in year 2000. Mr. Forcelledo is entitled to bonus payments commencing in fiscal year 1998. In the event the Company has net income after taxes of $1,650,000 during fiscal 1999, Mr. Forcelledo will be entitled to a bonus of 7% of net income plus 10% of any amount above $1,650,000. In the event the Company has net income after taxes of $2,400,000 during fiscal 2000, Mr. Forcelledo will be entitled to a bonus of 7% of the net income plus 10% of any amount above $2,400,000.

         Mr. Forcelledo has also received five-year stock options to purchase 300,000 shares vesting in increments of 75,000 shares per year commencing January 1, 1998. Only a portion of these options are qualified as incentive stock options. In the event of Mr. Forcelledo's death or disability which prevents him from performing his duties, all unvested options shall immediately vest. The options have an exercise price equal to $5.00.

         In addition, Mr. Forcelledo is provided with the Company's standard health and other benefits and a policy of life insurance in the amount of $500,000 payable to a beneficiary to be named by Mr. Forcelledo. He also receives an automobile allowance of $500 per month and reimbursement for expenses incurred on behalf of the Corporation and in connection with the performance of his duties.

         The agreement also contains certain provisions regarding severance payments to Mr. Forcelledo in the event of the termination of his employment prior to the expiration of the term for (i) a "Change in Control" or (ii) termination without "cause" or (iii) in the event that the Company declines to offer Mr. Forcelledo a new employment agreement upon terms at least equal to the expired agreement at the end of his employment term. A "Change of Control" is defined to mean any of the following events: (i)(x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or
(ii) the stockholders of the Company approved any plan or proposal for the liquidation or dissolution of the Company, or (iii) any person (as such term is used in Sections 13(d) and 13(d)(2) of the Exchange Act, who is not a beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 20% or more of the Company's outstanding Common Stock on the date of the Agreement, shall become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange
Act) of 20% or more of the Company's outstanding Common Stock, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constituted the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. A Change of Control shall not include any sale of securities in this offering, the conversion of convertible securities outstanding at the Effective Date, the exercise of any right to designate a director arising under the underwriting agreement executed in connection with this offering, or the expansion of the Board of Directors with the consent of Mr. Forcelledo. Upon the occurrence of a "Change of Control", Mr. Forcelledo will be entitled to receive a lump sum severance payment equal to three times the annual salary for the previous year. Mr. Forcelledo may be terminated "for cause" which includes theft or fraud and certain other acts and in such event, in which event he will not be entitled to any severance payment.

STOCK OPTION PLANS

1994 Employee Plan

     In September 1994, the Company adopted the 1994 Employee Plan. The 1994 Employee Plan provides for the grant of options to purchase up to 750,000 shares of the Company's Common Stock. Under the terms of the 1994 Employee Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("NSOs"). As of December 31, 1998, the Company had reserved 594,826 shares for outstanding options under the 1994 Employee Plan. None of the outstanding options have an exercise period exceeding five years.

     The 1994 Employee Plan is administered by the Compensation Committee which has the discretion to determine the eligible employees to whom options will be granted, the exercise period, exercise price and vesting schedule of each option, the number of shares subject to each option, and whether an option will be an ISOs or NSOs. The Compensation Committee has full authority to interpret the Plan and to establish and amend rules and regulations relating thereto. The Compensation Committee or the full Board of Directors may also grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

     Under the 1994 Employee Plan, and in order to qualify as an ISO under the Code, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the 1994 Employee Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of NSOs options may be less than such fair market value but in no event shall the exercise price of NSOs be less than 85% of the fair market price on the date of grant. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year, shall not exceed $100,000. The "fair market value" of a share of Common Stock will be (i) the closing price if the Common Stock is traded on a national securities exchange, or (ii) the closing Nasdaq SmallCap Market bid price, or (iii) if the Company's Common Stock is not quoted on the Nasdaq SmallCap Market, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or (iv) if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

Unless sooner terminated, the Plan will expire in September 2004.

Director Plan

     In December 1997, the Board of Directors adopted the Director Plan which was approved by a majority of the Company's stockholders on December 31, 1997. The Director Plan provides for issuance of a maximum of 100,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until July 2007 to (i) non-executive directors as defined (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries and (iii) consultants. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 10,000 shares of Common Stock, upon joining the Board of Directors, and on each October 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such October 1st. Similarly, each eligible member of an advisory board has received, upon joining the advisory board, and on each October 1st thereafter, an option to purchase 1,000 shares of the Company's Common Stock, providing such person has served as a member of the advisory board for the previous 12 month period. The Company has not established any advisory board and has no present plans to create any advisory board. The Company has no plans to issue options under the Director Plan to consultants at this time.

     The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" will be the (i) the closing price of a share of Common Stock if the Common Stock is traded on a national securities exchange or (ii) the closing bid price as reported by the Nasdaq SmallCap Market, or (iii) if the Company's Common Stock is not quoted on the Nasdaq SmallCap Market, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or (iv) if the Common Stock is not listed on or quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Director Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan will be administered by the Compensation Committee. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

     As of December 31, 1998, 30,000 options have been granted under the Director Plan to the three non-employee directors with an exercise price of $5.00 per share. The Director Plan will expire in December 2007.

Item 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of the date hereof with respect to the Company's Common Stock owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, each director, the named executive officer, and all other executive officers and directors as a group. As of the March 24, 1999 there were 4,776,693 shares of Common Stock issued and outstanding.


                                                                                        AMOUNT AND
                                                                                         NATURE OF         PERCENTAGE
                                                                                        BENEFICIAL      AS OF MARCH 24,
       NAME AND ADDRESS OF BENEFICIAL OWNER             POSITION WITH COMPANY(1)       OWNERSHIP (2)        1999(3)

Jack Forcelledo(4)                                   Chairman of the Board,                 1,383,971              28.9%
                                                     President, Chief
                                                     Executive Officer
James T. Harnett(7)                                  Vice-President                            53,481               1.1%
Arthur Dale Baker(8)                                 Vice-President                            53,482               1.1%
Kenneth Teasdale(5)                                  Chief Financial Officer                   20,000                  *
Elizabeth Forcelledo(4)                              Director                               1,169,318              24.5%
John T. Botti(9)                                     Director                                  10,000                  *
  c/o Bitwise Designs, Inc.
       Technology Center
       Schenectady, NY 12306
Michael Katz(9)                                      Director                                  10,000                  *
  One San Rafael Avenue
       Tiburon, CA 94920
Sercap Holdings LLC(6)                                                                        226,667               4.7%
  c/o 3535 Piedmont Road N.E.
       Suite 440
       Atlanta, GA 30305
All Officers and Directors as a Group
  (7 persons)(3)(4)(5)(7)(8)(9)                                                             1,540,934              32.3%

----------
* denotes less than 1%

(1) Unless indicated, all addresses are c/o the Company at 9255 Doheny Road, Suite 2705, Los Angeles CA 90069.

(2) Each person listed has sole voting and investment power over the shares listed as beneficially owned unless otherwise indicated.

(3) Includes issuance of the Conversion Shares, Bridge Shares and 1997 Loan Shares.

(4) Includes (i) 1,159,318 shares of Common Stock owned jointly by Mr. Forcelledo and Mrs. Forcelledo; (ii) options to purchase 10,000 shares issued to Mrs. Forcelledo under the Director Plan; (iii) five year options to purchase 64,653 shares with an exercise price of $3.37 per share which were granted in April 1994 and (iv) 150,000 vested five year options with an exercise price equal to $5.00. Does not include 150,000 nonvested options as with an exercise price equal to $5.00.

(5) Mr. Teasdale received five year options to purchase 20,000 shares of Common Stock at an exercise price equal $5.00.

(6) Sercap Holdings LLC has 226,667 shares of Common Stock under the terms of the 1997 Loan. Does not include shares owned by Mr. Lawrence Stumbaugh, a controlling person of Holdings LLC. Mr. Lawrence Stumbaugh has 6,666 Conversion Shares. Mr. Stumbaugh also owns 3,333 1996 Warrants which have an exercise price equal to $3.75.

(7) Includes options to purchase 50,510 shares.

(8) Includes options to purchase 44,568 shares.

(9) Includes options to purchase 10,000 shares.

Item 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1994, in connection with the founding of the Company, the Company issued 2,351,158 shares of Common Stock to Jack Forcelledo, the Company's Chairman of the Board and Chief Executive Officer, and Elizabeth Forcelledo, his wife. During 1994, Mr. Forcelledo sold or gifted an aggregate of 591,840 shares to certain individuals including 178,271 shares of Common Stock transferred to Anthony Forcelledo, a former director of the Company and the brother of Jack Forcelledo, and 178,271 shares of Common Stock transferred to Victoria and Walter Nelson. Victoria Nelson is the sister of Elizabeth Forcelledo, a director of the Company. The foregoing shares were issued to Mr. Jack Forcelledo for nominal consideration.

         In March 1995, April 1995 and March 1996 the Company received an aggregate of $148,000 principal amount loans from Jack Forcelledo and his spouse, Elizabeth Forcelledo. The loans bore interest at 12% per annum. Prior to June 30, 1997, the loans had been repaid in full. In 1998, an additional loan was received by the Company from Mr. Forcelledo in the amount of $33,557 and was still outstanding at December 31, 1998.

         From December 1994 through May 1995 the Company received loans in the total principal amount of $125,000 from Mr. Virgil Wenger, a former officer and director of the Company. The loans bore interest at 12% per annum and were due upon demand. The Company used a portion of the proceeds from its initial public offering to repay the loans in full. In connection with the making of these loans to the Company, Mr. Wenger received an aggregate of 18,570 five year options at an exercise price of $3.37 per share. The options were granted as of the date of the loans.

         The Company has received loans from Mr. Anthony Forcelledo in the aggregate principal amount of $60,000 in the last three years. The loans bear interest at 12% per annum and are payable upon demand. At December 31, 1998 the total amount of principal and interest due Mr. Anthony Forcelledo was approximately $9,000. In the making of these loans to the Company, Mr. Forcelledo received an aggregate of 7,874 five year options at an exercise price of $3.37 per share. The options were granted as of the date of the loans.

         In October 1997 the Company received the 1997 Loan in the principal amount of $1,000,000 from Sercap Holdings LLC of which Mr. Lawrence Stumbaugh is a principal and officer. The terms of the agreements governing the 1997 Loan provided that Sercap Holdings LLC had the right to have a designee on the Board of Directors of the Company. Mr. Stumbaugh was appointed to the Board of Directors in October 1997 and resigned in March 1998. The 1997 Loan was represented by two notes of $400,000 principal amount and of $600,000 principal amount, respectively. The 1997 Loan bore interest at 12% per annum. Upon the closing of the Company's initial public offering, $400,000 of the 1997 loan was converted into equity and $600,000 was paid in full.

         During 1994 the Company utilized the services of Anthony Forcelledo for which it had accrued an expense of $31,000. The accrued expense was paid in fiscal 1997. In addition, the Company is currently utilizing the services of Mr. Forcelledo as a Selling Consultant in which he is paid a monthly sum of $5,000. Additionally, since 1994 the Company has utilized the services of Mrs. Nelson as a consultant. This individual provides sales and marketing services to the Company. Mrs. Nelson was paid $31,000 and $30,000 for her services during fiscal 1997 and 1998, respectively.

         Except as provided herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer, any shareholder owning 5% or more of the Company's Common Stock or any affiliates of any of the foregoing. It is the Company's policy that all transactions in which an officer, director, a 5% shareholder or affiliate has a personal interest (i) will be approved by the majority of independent and disinterested directors and (ii) must be on terms no less favorable to the Company that could be obtained in arms-length negotiation with non-affiliated parties.

         For information concerning employment agreements with, and compensation of, the Company's executive officers and directors, see "Management -- Employment Agreements."

CERTAIN CHARTER, BYLAW AND STATUTORY PROVISIONS

         The Company's Amended and Restated Certificate of Incorporation contains certain provisions that could discourage potential takeover attempts and make more difficult attempts by stockholders to change management. The Amended and Restated Certificate of Incorporation provides for a classified Board of Directors consisting of three classes (Class 1, Class 2 and Class 3) as nearly equal in size as practicable. Each class holds office until the third annual meeting for election of directors following the election of such class; provided, however, that the initial terms of the directors in the first, second and third classes of the Board of Directors will expire in 2000, 1999 and 1998, respectively. The Company's Amended and Restated Certificate of Incorporation provides that no director may be removed with or without cause by the vote of less than 66 2/3% of the total outstanding voting power of the securities of the Company which are then entitled to vote in the election of directors. The Amended and Restated Certificate of Incorporation permits the Board of Directors to create new directorships and the Company's Bylaws permit the Board of Directors to elect new directors to serve the full terms of the class of directors in which the new directorship was created. The Bylaws also provide that the Board of Directors (or its remaining members, even if less than a quorum) is empowered to fill vacancies on the Board of Directors occurring for any reason for the remainder of the term of the class of directors in which the vacancy occurred. A vote of not less than 66 2/3% of the total outstanding voting power of the securities of the Company which are then entitled to vote in the election of directors is required to amend the foregoing provisions of the Amended and Restated Certificate of Incorporation.

CERTAIN PROVISIONS OF DELAWARE LAW

         Certain provisions in the Amended and Restated Certificate of Incorporation, the Bylaws and the DGCL could have the effect of delaying, deferring or preventing changes in control of the Company.

         The Company is a Delaware corporation and is subject to Section 203 of the DGCL. In general, Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested stockholder unless: (i) before that person became an interested stockholder, the Board of Directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination; (ii) upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer); or (iii) on or following the date on which that person became an interested stockholder, the business combination is approved by the Company's Board and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66-2/3% of the outstanding voting stock of the Company not owned by the interested stockholder.

         Under Section 203 of the DGCL, these restrictions also do not apply to certain business combinations proposed by an interested stockholder following the announcement or notification of one of certain extraordinary transactions involving the Company and a person who was not an interested stockholder during the previous three years or who became an interested stockholder with the approval of a majority of the Company's directors, if that extraordinary transaction is approved or not opposed by a majority of the directors (but not less than one) who were directors before any person became an interested stockholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of such directors then in office.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Article Eight of the Company's Amended and Restated Certificate of Incorporation provides that, to the full extent permitted by the DGCL, directors shall not be personally liable to the Company or its stockholders for damages for breach of any duty owed to the Company or its stockholders.

         The Amended and Restated Certificate of Incorporation and Bylaws of the Company provide that the Company shall, to the fullest extent permitted by applicable law, as amended from time to time, indemnify all directors of the Company, as well as any officers or employees of the Company to whom the Company has agreed to grant indemnification.

         The Company currently has directors' and officers' liability insurance which is intended to provide the Company's Directors and officers protection from personal liability in addition to the protection provided by the Company's Amended and Restated Certificate of Incorporation and Bylaws as described above.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 13.
EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation SB

Those exhibits with a * have been filed herewith. Those exhibits without an * have previously been filed with the Securities and Exchange Commission and are incorporated by reference herein.

EXHIBIT NO.                                          DESCRIPTION
3.1                                 Certificate of Incorporation [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
3.2                                 Amended and Restated Certificate of Incorporation of the
                                    Registrant [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
3.3                                 Bylaws [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
3.4                                 Amended and Restated Bylaws [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
4.1                                 Form of Common Stock Certificate [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.2                                 Form of Underwriter's Warrant issued to Auerbach, Pollak & Richardson, Inc. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.3                                 Form of 1996 Warrant issuable to holders of 12% Debentures [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.4                                 Form of 12% Convertible Debenture in the aggregate principal amount of $1,775,000 [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
4.5                                 Form of 12% Bridge Note in the aggregate principal amount of
                                    $700,000 [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
4.6                                 Form of $400,000 principal amount Note dated October 24,
                                    1997 in favor of Sercap Holdings LLC. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.7                                 Form of $600,000 principal amount Note dated October 24,
                                    1997 in favor of Sercap Holdings LLC. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.8                                 Form of $100,000 principal amount Loan
                                    Agreement dated September 22, 1997 between
                                    Jack Forcelledo and David Field. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.9                                 Form of Agent Warrants issued to Auerbach, Pollak &
                                    Richardson Inc., in June 1994 [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
4.10                                Form of Waiver Letter to holders of 12% Debentures extending maturity date to April 30, 1998 [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
4.11                                Form of Lock-In Agreement between the Company and Jack and
                                    Elizabeth Forcelledo [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
10.1                                Lease agreement for principal offices located at 9255 Doheny
                                    Road Suite 2705 Los Angeles California 90069. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.2                                Lucky Yeh Distribution Agreement [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.3                                Consarino Royalty Agreement, entered into in March 1995. [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.4                                Franco Rosso Consulting Agreement dated as of March 25, 1995 and Royalty Agreement among the Company, Franco Rosso,
                                    Ettore Carenini and Guisseppe Rosso dated March 25, 1995 [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.5                                Kimmel Royalty Agreement [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
10.6                                Form of Employment Agreement dated as of January 1, 1997
                                    between the Company and Jack Forcelledo [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.7                                1994 Employee Stock Option Plan [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.8                                1997 Non-Executive Director Option Plan [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.9                                Restated Royalty Agreement dated August 7, 1992 by and
                                    between Jack Forcelledo, Elizabeth Forcelledo and the
                                    Company [Filed as exhibit to the Company's registration statement on form
                                    SB-2, registration number 333-33567]
10.10                               Form of Employment Agreement dated August 18, 1997 between the Company and Kenneth Teasdale [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.11                               Reinstatement of FMG Royalty Agreement dated March 20, 1995 between the Company and Jack and Beth Forcelledo [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.12                               Form of Registration Rights Agreement among
                                    the Company and the holders of 12%
                                    Debentures dated as of September 1996 [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
10.13                               RollerBall Skate Agreement between
                                    Forcelledo Marketing Group and Guisseppe
                                    Rosso entered into in August 1992 [Filed as exhibit to the Company's registration statement on form SB-2, registration number 333-33567]
21.                                 Subsidiaries. None
27*                                  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                          Rollerball International Inc.

                              Financial Statements

                     Years ended December 31, 1997 and 1998

                                    Contents

Report of Independent Auditors..............................................F-1

Audited Financial Statements

Balance Sheets..............................................................F-2
Statements of Operations....................................................F-3
Statements of Stockholders' Equity (Deficit)................................F-4
Statements of Cash Flows....................................................F-5
Notes to Financial Statements...............................................F-6

                         Report of Independent Auditors

To the Board of Directors
Rollerball International Inc.

We have audited the accompanying balance sheets of Rollerball International Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollerball International Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Los Angeles, California
March 3, 1999

                          Rollerball International Inc.

                                 Balance Sheets

                                                                                  December 31
                                                                             1997             1998
                                                                       --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                             $  344,208     $   132,099
   Trade accounts receivable, net of allowance of
     $50,000 in 1998                                                         43,508         212,770
   Inventory                                                                479,518       1,468,022
   Debt issuance costs                                                      623,885           3,125
   Prepaid expenses                                                         126,387         165,759
                                                                       --------------------------------
Total current assets                                                      1,617,506       1,981,775

Deferred stock offering costs                                               234,594               -
Property and equipment, net                                                 435,292         382,958
Intangible assets, net of accumulated amortization
   of $61,035 (1997) and $102,485 (1998)                                    510,464         557,760
                                                                       --------------------------------
Total assets                                                             $2,797,856     $ 2,922,493
                                                                       ================================

Liabilities and stockholders' equity (deficit) Current liabilities:

   Accounts payable                                                      $  393,655     $   681,478
   Accrued expenses                                                         973,231         460,804
   Notes payable to stockholders                                            250,000          57,000
   Advances from stockholders                                                20,659          49,129
   Debt                                                                   3,475,000         100,000
                                                                       --------------------------------
Total current liabilities                                                 5,112,545       1,348,411

Note payable                                                                100,000               -
Commitments

Stockholders' equity (deficit):

   Preferred stock - $.10 par value, 10,000,000 shares authorized; no shares issued or outstanding

   Common stock - $.001 par value, 50,000,000 shares authorized; 2,683,568 shares issued and outstanding
     (1997), and 4,756,693 (1998)                                             2,684           4,757
   Additional paid-in capital                                             2,718,152      10,034,341
   Accumulated deficit                                                   (5,135,525)     (8,465,016)
                                                                       --------------------------------
Total stockholders' equity (deficit)                                     (2,414,689)      1,574,082
                                                                       --------------------------------
Total liabilities and stockholders' equity (deficit)                     $2,797,856     $ 2,922,493
                                                                       ================================


See accompanying notes.
                                      F-2

                          Rollerball International Inc.

                            Statements of Operations

                                                                                   Year ended
                                                                                  December 31
                                                                             1997             1998
                                                                       -----------------------------------

Net sales                                                                $ 2,022,692      $1,562,664
Cost of sales                                                              1,343,274       1,049,712
                                                                       -----------------------------------
Gross profit                                                                 679,418         512,952

Operating expenses:
   Selling and marketing                                                   1,229,943       1,485,811
   General and administrative                                              1,176,073       1,565,376
                                                                       -----------------------------------
Total operating expenses                                                   2,406,016       3,051,187
                                                                       -----------------------------------

Loss from operations                                                      (1,726,598)     (2,538,235)
Interest expense                                                           1,417,841         790,456
                                                                       -----------------------------------

Loss before provision for income taxes                                    (3,144,439)     (3,328,691)
Provision for income taxes (Note 6)                                              800             800
                                                                       ===================================
Net loss                                                                 $(3,145,239)    $(3,329,491)
                                                                       ===================================

Net loss per common share (basic and diluted)                            $     (0.97)    $     (0.76)
                                                                       ===================================

Weighted average common shares outstanding                                 3,238,635       4,398,210
                                                                       ===================================

See accompanying notes.
                                      F-3

                          Rollerball International Inc.

                  Statements of Stockholders' Equity (Deficit)


                                               Common Stock          Additional                       Total
                                         --------------------------   Paid-In       Accumulated   Stockholders'
                                            Shares       Amount       Capital         Deficit    Equity (Deficit)
                                         -------------------------------------------------------------------------

Balance at December 31, 1996               2,391,176     $ 2,391     $ 1,076,285     $(1,990,286)   $  (911,610)
   Exercised of warrants                     152,392         153         242,007               -        242,160
   Stock granted for debt issue costs        140,000         140       1,399,860               -      1,400,000
   Net loss for the year ended
     December 31, 1997                             -           -               -      (3,145,239)    (3,145,239)
                                         -------------------------------------------------------------------------
Balance at December 31, 1997               2,683,568       2,684       2,718,152      (5,135,525)    (2,414,689)
   Exercised of warrants                      82,127          82         137,901               -        137,983
   Net proceeds from issuance of
     stock                                 1,250,000       1,250       5,215,529               -      5,216,779
   Debt converted to common shares           740,998         741       1,856,759               -      1,857,500
   Capital contribution from officer               -           -         106,000               -        106,000
   Net loss for the year ended
     December 31, 1998                             -           -               -      (3,329,491)    (3,329,491)
                                         =========================================================================
Balance at December 31, 1998               4,756,693     $ 4,757     $10,034,341     $(8,465,016)   $ 1,574,082
                                         =========================================================================

See accompanying notes.

                          Rollerball International Inc.

                            Statements of Cash Flows

                                                                                   Year ended
                                                                                   December 31
                                                                              1997            1998
                                                                        ----------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $  (3,145,239)  $  (3,329,491)
Adjustments to reconcile net loss to net cash used in operating activities:
     Increase in allowance for doubtful accounts                                      -          50,000
     Depreciation and amortization                                              143,392         181,309
     Amortization of debt issuance costs                                      1,088,995         620,760
     Changes in assets and liabilities:
       Accounts receivable                                                      (16,499)       (219,262)
       Inventory                                                                (11,881)       (988,504)
       Prepaid expenses                                                           7,420         (39,372)
       Deferred stock offering costs                                           (159,101)              -
       Accounts payable                                                         234,648         287,823
       Accrued expenses                                                         369,324        (323,927)
                                                                        ----------------------------------
Net cash used in operating activities                                        (1,488,941)     (3,760,664)

INVESTING ACTIVITIES

Purchases of property and equipment                                            (258,401)        (87,525)
Increase in intangible assets                                                  (180,063)        (88,746)
                                                                        ----------------------------------
Net cash used in investment activities                                         (438,464)       (176,271)

FINANCING ACTIVITIES

Net proceeds from issuance of common stock                                            -       5,051,373
Payments on debt                                                                      -      (1,300,000)
Proceeds from debt                                                            1,700,000               -
Proceeds from notes and loans payable to stockholders                            90,000        (193,000)
Proceeds from loan to stockholders                                                    -          33,970
Payments on loans to stockholders                                                (8,214)         (5,500)
Debt issuance costs                                                            (147,000)              -
Exercise of warrants                                                            242,160         137,983
                                                                        ----------------------------------
Net cash provided by financing activities                                     1,876,946       3,724,826
                                                                        ----------------------------------
Decrease in cash                                                                (50,459)       (212,109)
Cash at beginning of period                                                     394,667         344,208
                                                                        ==================================
Cash at end of period                                                     $     344,208   $     132,099
                                                                        ==================================
Cash paid during the period for:
   Interest                                                               $     181,538   $     275,476
   Income taxes                                                                     800             800

See accompanying notes.
                                      F-5

                          Rollerball International Inc.

                          Notes to Financial Statements

                           December 31, 1997 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

Rollerball International Inc. (the "Company") develops, manufactures, distributes and markets inline skates, and related accessories under the Rollerball trademark throughout Europe, Asia and North America through independent sales representatives and distributors. The Company was incorporated in Delaware on March 7, 1994.

On April 1, 1998, the Company completed an initial public offering (the "Offering") of 1,250,000 shares of common stock at a price of $5.00. The net proceeds to the Company, net of underwriting discount and commissions and offering expenses, were $5,051,373. In addition the principal stockholder/officer surrendered for cancellation 600,000 shares of common stock of the Company on the effective date of the Registration Statement.

REVENUE RECOGNITION

The Company recognizes revenue from product sales to customers upon shipment. The Company provides a warranty of its products against defects for a specified period and has policies permitting customers to return products under certain circumstances. In addition, certain of the Company's distributors and agents are entitled to rebates upon attaining specified sales levels. Provision is made on the sale date for the estimated amount of product returns and rebates that may occur under these programs. Amounts related to warranty, returns and rebates have not been significant.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company makes periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.

The Company operates predominantly within one industry segment where certain customers represent a significant portion of the Company's business. During the years ended December 31, 1997 and 1998, approximately 82% and 56%, respectively, of the Company's sales were made to three customers.

                          Rollerball International Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS (CONTINUED)

The Company's products are primarily sourced through independent purchasing agents from suppliers located in Taiwan, the People's Republic of China and Thailand. The Company negotiates the cost of its products directly with its suppliers in United States Dollars and its purchases are primarily effected through letters of credit in United States Dollars. As a result, exchange rate fluctuations could have an effect upon the Company's ability to negotiate favorable price terms with suppliers, which may adversely effect the cost of goods sold and the resultant gross margins for the Company's products. Certain components of the Company's products are maintained at manufacturers' plants located in foreign countries, which could subject the Company to a risk of loss in the event of a dispute.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist principally of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets which range between five and seven years.

DEBT ISSUANCE COSTS

Costs associated with the issuance of the debt are being amortized by the interest method over the term of the debt.

INTANGIBLE ASSETS

Intangible assets include $209,615 and $202,706 at December 31, 1997 and 1998, respectively, in costs incurred for trademark and $358,434 and $336,603 at December 31, 1997 and 1998, respectively, related to patents, which are both being amortized using the straight-line method over 15 years.

                          Rollerball International Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees."

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

NET LOSS PER COMMON SHARE

Net loss per common share has been computed based on the weighted average number of shares outstanding during the period, including common stock equivalents resulting from dilutive stock options (none), the 12% Subordinated Convertible Debentures ("12% Debentures") that automatically converted upon the closing of the Offering (using the as if converted method from the date of issuance), and the shares issued to holders of the Bridge Notes and 1997 Loan Shares, all issued on closing of the Offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents issued during the 12-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods (using the treasury stock method at the assumed public offering price).

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("SFAS 128"), which was effective for the Company in fiscal 1997. The impact of SFAS No. 128 was not material.

                          Rollerball International Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense, including costs related to trade shows, amounted to $283,114 and $388,082 for the years ended December 31, 1997 and 1998, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and amounted to $159,235 and $25,557 for the years ended December 31, 1997 and 1998, respectively.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         December 31
                                                   1997              1998
                                            ------------------------------------
Office and trade show equipment               $ 134,043        $ 181,473
Molds and tooling                               485,474          522,819
Machinery and equipment                          59,748           62,498
                                            ------------------------------------
                                                679,265          766,790
Less accumulated depreciation                   243,973          383,832
                                            ====================================
                                              $ 435,292        $ 382,958
                                            ====================================

                          Rollerball International Inc.

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                       December 31
                                                  1997              1998
                                          -------------------------------------

Accrued officer salaries                    $231,800          $ 61,197
Accrued consulting fees                      345,606           224,279
Accrued interest                             189,078            10,328
Other accruals                               206,747           165,000
                                          =====================================
                                            $973,231          $460,804
                                          =====================================

4. NOTES PAYABLE TO STOCKHOLDERS

Notes payable to stockholders consists of the following:

                                                         December 31
                                                     1997            1998
                                               ---------------------------------
   Unsecured notes payable bearing interest
   at 12% per annum, due on demand.              $168,000        $      -

   Unsecured convertible note payable bearing
   interest at 12% per annum, due on
   demand and convertible into common
   stock at $3.37 per share.                        7,000           7,000

   Unsecured convertible notes payable
   bearing interest at 12% per annum, due
   on demand and convertible into common
   stock at $5.05 per share.                       75,000          50,000
                                               ---------------------------------
                                                 $250,000       $  57,000
                                               =================================

In connection with the $168,000 in unsecured notes payable to stockholders, the Company provided the stockholders with warrants to purchase an additional 24,958 shares of common stock at $3.37 per share. The warrants do not expire during the period of indebtedness. The notes were paid off in 1998 from proceeds of the offering. No warrants have been exercised as of December 31, 1998.

                          Rollerball International Inc.

4. NOTES PAYABLE TO STOCKHOLDERS (CONTINUED)

The unsecured convertible notes payable to stockholders are convertible into shares of common stock at $3.37 per share and $5.05 per share, respectively, at the stockholder's discretion.

The fair market values of the Company's unsecured notes payable to stockholders are estimated to be the same as the amounts reported for such notes in the Company's balance sheet.

5. DEBT

Debt consists of the following:

                                                                                    December 31
           Short term debt:                                                    1997             1998
           ---------------                                              ------------------------------------
           12% Subordinated Convertible Debentures                       $ 1,775,000         $       -
           12% Bridge Notes                                                  700,000                 -
           Sercap Holdings LLC 12% Notes                                   1,000,000                 -
           12% unsecured note payable                                        100,000           100,000
                                                                        ------------------------------------
                                                                           3,575,000           100,000
           Less current portion                                           (3,475,000)         (100,000)
                                                                        ------------------------------------
                                                                         $   100,000         $       -
                                                                        ====================================

During the period August 1996 to September 1996 ("1996 Private Offering"), the Company sold 12% Debentures in a principal amount of $1,775,000. The 12% Debentures automatically converted into common stock in connection with the Offering at a per share conversion price equal to 75% of the initial public offering price. The 12% Debentures bore interest at 12% payable quarterly and were due on October 31, 1997. Based upon the initial offering price of $5.00 per share, the 12% Debentures converted into 495,873 shares of common shares. The holders of the 12% Debentures also received a warrant to purchase one share of common stock for every two shares received upon conversion of the 12% Debentures, an aggregate of 247,936 warrants. The warrants are exercisable for three years from issuance at an exercise price equal to 100% of the per share offering price. Debt issue costs associated with the 12% Debentures were $199,000 and have been amortized over the term of the note. Such was fully amortized at December 31, 1997.

                          Rollerball International Inc.

5. DEBT (CONTINUED)

From March 1997 through June 1997, the Company sold $700,000 of the Company's 12% Bridge Notes ("Bridge Notes"). The Bridge Notes were due and payable upon the earlier of October 31, 1997 or five days after the consummation of the initial public offering. The Bridge Notes were junior unsecured obligations of the Company. Holders were also entitled to receive at the closing of the initial public offering such number of shares of the Company's common stock as shall equal the principal amount of the Bridge Notes divided by the initial public offering price of the shares or at a price of $5.00 per share in the event there was no initial public offering by October 31, 1997. The value of these shares, $700,000, was amortized as debt issue costs over the term of the debt. Holders of the Bridge Notes were deemed to have received 140,000 shares of common stock effective November 1, 1997. Debt issue costs associated with the Bridge Notes were $777,000, including the shares of common stock to be received, and were amortized over the term of the notes with entire amount being amortized in the year ended December 31, 1997.

In September 1997, the Company obtained an unsecured $100,000 loan from an individual. The loan bears interest at 12%, and is due January 31, 1999. In addition the principal stockholder/officer granted the individual the right to receive shares of common stock equal to the principal amount of the note divided by the initial public offering price. Such shares will come from the principal officer/stockholder.

In October 1997, the Company received a loan from Sercap Holdings LLC ("Sercap"), a company controlled by a holder of 12% Debentures, in the principal amount of $1,000,000. Sercap also was entitled to receive such number of shares of common stock as equal to $600,000 principal amount of the loan divided by the initial public offering price of the shares in the Offering. The loan was divided into two separate notes, one of which, in the principal amount of $600,000 was a term note bearing interest at 12% per annum and payable upon the earlier of the closing of the Offering or December 31, 1998. The second portion of the loan was represented by a convertible note in the principal amount of $400,000 which automatically converted into shares of common stock upon closing of the Offering at a price per share equal to 75% of the initial offering price. Sercap also received the right to nominate one person to the Board of Directors of the Company. The proceeds of the loan were utilized by the Company to pay expenses of the Offering, inventory purchases and working capital. With an initial offering price of $5.00 per share, 226,667 shares of common stock were issued in accordance with the October 1997 Loan.

                          Rollerball International Inc.

6. INCOME TAXES

The provision for income taxes reflected in the statements of operations for all periods represents the minimum state taxes due as there is no federal or state taxable income as a result of operating losses incurred by the Company. At December 31, 1998, the Company has approximately $8,189,000 and $4,581,000 in federal and state operating loss carryovers expiring through 2017 available to offset future taxable income. Certain ownership changes in the Company could result in an annual limitation on the utilization of these operating loss carryforwards. No benefit for these operating loss carryforwards has been recorded in the accompanying financial statements as their realizability is not assured.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          December 31
                                                       1997          1998
                                                -------------------------------
Deferred tax liabilities:
   Depreciation and amortization                  $   (41,711)   $   (52,968)
                                                -------------------------------
Total deferred tax liabilities                        (41,711)       (52,968)

Deferred tax assets:
   Accrued expenses                                   589,754        126,066
   Pre-incorporation expenses                          77,889         66,380
   Net operating losses                             1,368,043      3,457,100
                                                -------------------------------
Total deferred assets                               2,035,686      3,649,546
Valuation allowance                                (1,993,975)    (3,596,578)
                                                -------------------------------
Net deferred tax assets                                41,711         52,968
                                                -------------------------------
Total deferred taxes                              $         -    $         -
                                                ===============================

                          Rollerball International Inc.

7. RELATED PARTY TRANSACTIONS

The Company has advances from stockholders that are noninterest bearing and are due on demand.

The principal stockholder and officer of the Company had a royalty agreement which provides for payment by the Company of a royalty fee of 3% of the net sales which are not based on a letter of credit and 1.8% of the net sales which are based on letters of credit. The royalty agreement was terminated (effective January 1, 1997) upon the entering into of an employment agreement (Note 8). No royalty expense was due in 1997 or 1998 given this termination.

Since 1994 the Company has utilized the services of a related party of the principal stockolder/chief executive officer. The individual was paid $31,000
(1997) and $30,000 (1998) related to marketing services provided to the Company.

8. COMMITMENTS

LEASE

The Company leases its office space, warehouse space, and sales office on a month-to-month basis, including utilities. The aggregate monthly rent was $9,250 at December 31, 1997 and $10,250 at December 31, 1998. Rent expense for the years ended December 31, 1997 and 1998 was $109,615 and $112,186, respectively.

ROYALTY AGREEMENTS

In addition to the royalty agreement with the principal shareholder and officer, the Company has entered into royalty agreements with two individuals which require the Company to pay royalties based on a certain percentage of net sales less certain deductions as defined. The royalties to one individual are based on 0.5% of net sales, except for sales based on a letter of credit, for which the royalty percentage is 0.3% of net sales. The royalties to the other individual are based on 1% of net sales except for sales based on a letter of credit, for which the royalty percentage is 0.6% of net sales. This agreement will be reduced by 50% effective January 1, 1999. One of the agreements limits the royalty payment to $350,000 for any fiscal year. In addition, the Company has an agreement with the originator of the Radial Skateball Technology which provides for a monthly consulting fee of $4,000 per month through March 24, 2002 and a royalty based

                          Rollerball International Inc.

8. COMMITMENTS (CONTINUED)

ROYALTY AGREEMENTS (CONTINUED)

on 2.5% of cost of goods sold after certain deductions including expenses for patents and trademarks. Royalty expense for the years ended December 31, 1997 and 1998 was $10,446 and $29,308, respectively. All royalty agreements provide for payment of royalties in perpetuity.

OFFICER COMPENSATION

The Company entered into a four-year employment agreement with the principal stockholder/officer providing for a base compensation of $160,000 for fiscal 1997 with annual increases up to a base salary of $235,000 in the year 2000. In addition, the principal stockholder/officer will be entitled to bonus payments commencing in 1998 of 7% of net income plus 10% of any amount above $750,000. For 1999 and 2000 the bonus will be calculated based on net income of $1,650,000 and $2,400,000, respectively, with the principal stockholder/officer entitled to 7% of the base net income and 10% of any amount above the base. The royalty agreement with the principal stockholder/officer was terminated upon entering into the employment agreement. During 1998 and in connection with the offering, the principal stockholder/officer waived payment of $106,000 of accrued salary. Such amount has been reflected as a capital contribution.

LITIGATION

The Company received correspondence from Metro-Goldwyn-Mayer ("MGM"), a motion picture entity which alleged that the Company's use of the name "Rollerball" infringed upon MGM's alleged trademark rights to the name "Rollerball" which was the name of a 1975 film produced by MGM. The Company was granted a United States trademark for the Rollerball name in 1995 with respect to, among other things, in-line skates and related products. Based upon advice of counsel, the Company does not believe that MGM has any such rights to the name and intends to vigorously defend itself against MGM's allegations. Although neither party has commenced litigation in this matter, there can be no assurance that this dispute will not result in litigation. In the event that litigation results, the Company can be expected to incur significant costs to defend itself. Based upon advice of counsel, the Company believes that it has strong and meritorious defenses to the claims of MGM.

                          Rollerball International Inc.

9. STOCKHOLDERS' EQUITY

In a private offering during the period May 1994 to June 1994 ("1994 Private Offering"), the Company sold 1023.75 units of its securities, each unit consisting of 618 shares of common stock and 206 common stock purchase warrants. Cash proceeds were $813,756, net of the related costs of $107,619. The warrants entitled the holders to purchase one share of common stock for an exercise price of $1.68 per share. As part of the private placement, the underwriter received 82,127 warrants to purchase common stock at $1.68 per share as part of its fee. At December 31, 1997 and 1998, 82,127 and 0 warrants were outstanding in connection with this private placement. In 1997 warrants issued in connection with the 1994 Private Offering were exercised and 152,392 shares were issued and the remaining warrants expired. The Company received net proceeds of approximately $242,000 from the exercise of these warrants. In 1998, the underwriter warrants issued in connection with the 1994 Private Offering were exercised and 82,127 shares were issued. The Company received net proceeds of approximately $138,000 from the exercise of these warrants.

In September 1994, the Company adopted the 1994 Employee Plan which provides for the grant of options to purchase 750,000 shares of the Company's common stock at not less than fair value for incentive stock options ("ISOs"). A total of 244,826 were granted in 1994 and 1995 and all such options vested immediately on the date of grant. During 1998 an additional 350,000 options were granted pursuant to the Plan. The 1998 grants were granted at fair market value and vest over four years. No options have been exercised as of December 31, 1998. A total of 155,174 shares remain available for grant pursuant to the 1994 Employee Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998: weighted- average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.35; and a weighted average expected life of the option of 5 years.

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                          Rollerball International Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net loss for the year ended December 31, 1998 is $3,969,363. Pro forma net loss per share is $(0.90).

The effects of applying Statement 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

A summary of the Company's stock option activity and related information follows:

                                                December 31, 1997           December 31, 1998
                                          ---------------------------------------------------------
                                                          Weighted                    Weighted
                                                           Average                     Average
                                             Options   Exercise Price    Options    Exercise Price
                                          ---------------------------------------------------------
Outstanding at beginning of year             244,826       $4.21         244,826        $4.21
   Granted                                         -        -            350,000         5.00
   Exercised                                       -        -                  -         -
   Canceled                                        -        -                  -         -
                                          =========================================================
Outstanding at end of year                   244,826       $4.21         594,826        $4.42
                                          =========================================================

Exercisable at end of year                   244,826       $4.21         594,826        $4.42
                                          =========================================================

Weighted average fair value of options
   granted during the year                                   $ 0                        $3.91
                                                     ==================           =================

Exercise prices for options outstanding as of December 31, 1998 ranged from $3.37 to $5.05. The weighted average remaining contractual life of those options is 5 years.

In July 1997, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by the Company's stockholders at the same time. The Director Plan provides for issuance of a maximum of 200,000 shares of common stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until July 2007 to (i) non-executive

                          Rollerball International Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

directors as defined, (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries, and (iii) consultants. The exercise price for options granted pursuant to the Director Plan shall be at 100% of fair value. No options have been granted under the Director Plan.

10. GEOGRAPHIC DATA

Export sales by geographic location are as follows:

                                                         Year ended
                                                         December 31
                                                    1997             1998
                                             ----------------------------------

    United States                              $1,497,151        $1,410,999
    Europe                                        525,541           151,665
                                             ==================================
    Total net sales                            $2,022,692        $1,562,664
                                             ==================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 31st day of March, 1999.



                                              ROLLERBALL INTERNATIONAL INC.

                                                  By: /s/ JACK FORCELLEDO
                                                  Jack Forcelledo, Chairman,
                                                  President and Chief Executive
                                                     Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date

Elizabeth Forcelledo              Director                          3/31/99

John T. Botti                     Director                          3/31/99

Michael Katz                      Director                          3/31/99

Jack Forcelledo                   Chief Executive Officer           3/31/99

Ken Teasdale                      Chief Financial Officer           3/31/99