Form 10QSB
period 1999-03-31
ROLLERBALL INTERNATIONAL INC
filed 1999-05-17
CIK 925610

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1999

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes / X /               No /   /

4,926,693 shares of Common Stock, par value $.001 per share, were outstanding at May 14, 1999.

                         RollerBall International Inc.

                                  FORM 10-QSB

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I - Financial Information

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  March 31, 1999 and December 31, 1998 (Audited)                              3

  Statements of Operations -
  Three Months ended March 31, 1999 and 1998                                  4

  Statements of Cash Flows -
  Three Months ended March 31, 1999 and 1998                                  5

  Notes to Financial Statements                                             6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             8-9

Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds                           10

Item 5 - Other Information                                                   11

Item 6 - Exhibits and reports on Form 8-K                                    11

Signatures                                                                   12

                         Part I - Financial Information

                          RollerBall International Inc.

                                 Balance Sheets

                                                               March 31,         December 31,
                                                                 1999                1998
                                                             ------------       ------------
                                                              (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                                 $     22,749       $    132,099
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for March 31, 1999
     and December 31, 1998, respectively                          349,760            212,770
   Due from factor                                                 34,218                -
   Inventory                                                    1,139,662          1,468,022
   Debt issuance costs                                                -                3,125
   Prepaid expenses and other                                     394,344            165,759
                                                             ------------       ------------
Total Current Assets                                            1,940,733          1,981,775

Property and equipment, net                                       348,012            382,958
Intangible assets, net of accumulated amortization
     of $113,268 (1999) and $102,485 (1998)                       554,927            557,760
                                                             ------------       ------------
Total Assets                                                 $  2,843,672       $  2,922,493
                                                             ============       ============

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                          $    762,433       $    681,478
   Accrued expenses                                               509,338            460,804
   Notes payable to stockholders                                   57,000             57,000
   Advances from stockholders                                      51,629             49,129
   Debt                                                           100,000            100,000
                                                             ------------       ------------
Total Current Liabilities                                       1,480,400          1,348,411

Commitments

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                      -                  -
   Common stock - $.001 par value, 50,000,000 shares
     authorized; 4,926,693 issued and outstanding (1999),
     4,756,693 (1998)                                               4,927              4,757
   Additional paid in capital                                  10,221,671         10,034,341
   Accumulated deficit                                         (8,863,326)        (8,465,016)
                                                             ------------       ------------
Total Stockholders' Equity                                      1,363,272          1,574,082
                                                             ------------       ------------
Total Liabilities and Stockholders' Equity                   $  2,843,672       $  2,922,493
                                                             ============       ============

                             See accompanying notes

                          RollerBall International Inc.

                            Statements of Operations


                                                               Three months ended March 31,
                                                             -------------------------------
                                                                 1999                1998
                                                             ------------       ------------
                                                                       (unaudited)
Net sales                                                    $    590,758       $     55,803

Cost of sales                                                     389,555             40,328
                                                             ------------       ------------
Gross profit                                                      201,203             15,475

Operating expenses:
  Selling and marketing                                           169,578            239,750
  General and administrative                                      414,478            271,719
                                                             ------------       ------------
Total operating expenses                                          584,056            511,469
                                                             ------------       ------------
Loss from operations                                             (382,853)          (495,994)

Interest expense                                                   15,257            311,785
                                                             ------------       ------------
Loss before provision for income taxes                           (398,110)          (807,779)

Provision for income taxes                                            200                200
                                                             ------------       ------------
Net loss                                                     $   (398,310)      $   (807,979)
                                                             ============       ============
Net loss per common share
                Basic                                              ($0.08)            ($0.24)
                                                             ============       ============
                Diluted                                            ($0.08)            ($0.24)
                                                             ============       ============
Weighted average common shares
  outstanding
                Basic                                           4,820,026          3,406,093
                                                             ============       ============
                Diluted                                         4,820,026          3,406,093
                                                             ============       ============

                             See accompanying notes

                          RollerBall International Inc.

                            Statements of Cash Flows

                                                               Three months ended March 31,
                                                             -------------------------------
                                                                 1999                1998
                                                             ------------       ------------
Operating Activities

Net loss                                                     $   (398,310)      $   (807,979)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                    45,729             43,740
  Amortization of debt issuance costs                               3,125            156,074
  Contribution of accrued salary--principal shareholder               -              106,000
Change in operating assets and liabilities:
  Accounts receivable                                            (136,990)            43,508
  Due from factor                                                 (34,218)               -
  Inventory                                                       328,360              6,083
  Prepaid expenses                                                (69,381)           (12,395)
  Accounts payable                                                109,251            212,737
  Accrued expenses                                                 48,534             43,401
                                                             ------------       ------------
Net cash used in operating activities                            (103,900)          (208,831)

Investing Activities

  Purchases of property and equipment                                 -              (15,457)
  Increase in intangible assets                                    (7,950)           (62,150)
                                                             ------------       ------------
Net cash used in investing activities                              (7,950)           (77,607)

Financing Activities

  Increase in cash overdraft                                          -               44,984
  Deferred stock offering costs                                       -              (95,804)
  Proceeds on loans to stockholders                                 2,500              2,500
                                                             ------------       ------------
Net cash provided by (used in) financing activities                 2,500            (48,320)
                                                             ------------       ------------
Net decrease in cash                                             (109,350)          (334,758)

Cash at beginning of period                                       132,099            344,208
                                                             ------------       ------------
Cash at end of period                                        $     22,749       $      9,450
                                                             ============       ============

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

         The financial data at December 31, 1998 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Financing

         In February 1999, the Company entered into an Accounts Receivable financing agreement with a factor whereby it sells its eligible receivables to the factor and receives an 85% advance rate on those receivables. The Company pays interest at prime plus 4.25% and additional finance fees at a rate 1.5% per month on the advanced funds. The Company had gross sales to the factor during the three months ended March 31, 1999 of $252,214, received $209,357 in advances on those receivables and incurred $8,639 in financing fees.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net sales for the three months ended March 31, 1999 and 1998 were $590,758 and $55,803, respectively, which is an increase of $534,955 or approximately 959%. This increase was primarily attributable to the Company having the necessary inventory to fulfill sales orders during the three months ended March 31, 1999. For the three months ended March 31, 1998, the Company did not have the funds to purchase the inventory needed to fulfill sales orders as the proceeds from the Company's initial public offering were not received until April 8, 1998.

         Gross margin for the three months ended March 31, 1999 was 34.1% which represents an increase of 6.4% in the gross margin percent as compared to the three months ended March 31, 1998. The increase relates to the new line of skates being sold at higher margins in the three months ended March 31, 1999 as opposed to the same period ending March 31, 1998 where prices were lowered to sell older inventory in anticipation for the new skate line to be received.

         Selling and marketing expenses for the three months ended March 31, 1999 and 1998 were $169,578 and $239,750, respectively, which represents a decrease of $70,172, or 29.3%. The decrease primarily relates to the Company not participating in one of the annual sporting goods trade shows during the three months ended March 31, 1999 as the continued depressed state of the inline industry did not warrant the additional expense related to maintaining a presence at the show. In relation to not attending the show, the Company's research and development expense as well as the brochure expense decreased during the three months ended March 31, 1999 as compared to the same period ended March 31, 1998.

         General and administrative expenses for the three months ended March 31, 1999 and 1998 were $414,478 and $271,719, respectively, which represents an increase of $142,759, or 52.5%. The increase was primarily due to an increase of $65,248 related to salaries and consulting fees, primarily the addition of full time services from the Vice President of Design and Development and the Vice President of Administration as well as a public relations firm. In addition, the Company experienced an increase of $25,303 related to insurance expenses, primarily the addition of Directors and Officers insurance.

         The Company's interest expense for the three months ended March 31, 1999 and 1998 was $15,257 and $311,785, respectively, which represents a decrease of $296,528. This decrease was primarily attributable to the Company's decreased interest payable on debt repaid from the proceeds of the initial public offering. In addition, amortization of debt issuance costs included in interest were fully amortized in 1998.

         Net loss for the three months ended March 31, 1999 and 1998 was $398,310 and $807,979, respectively, which represents a decrease of $409,669, or 50.7%. The decrease in net loss for this period is primarily attributable to the increased sales activity as compared to the prior period coupled with the increased gross profit margin as well as the decrease in interest expense. The Company continues to expect increased gross profit margins and decreased interest expense over the next several quarters as compared to the previous year's quarters.

Liquidity and Capital Resources

         In April 1998, the Company received $6,250,000 in gross proceeds for the issuance of 1,250,000 shares of common stock pursuant to its initial public offering. Net proceeds totaled approximately $5.0 million after expenses associated with the offering. Upon completion of the Company's initial public offering, $2,259,525 of notes were automatically converted into equity and $1,500,000 of notes were paid in full with the proceeds from the offering. Due to the continued depressed state of the inline skate market, lack of sales and the inability to obtain inventory, the Company will require additional capital to continue operations. The Company is currently in negotiations with a current investor to raise additional equity capital for the Company. There can be no assurances that the transaction will be consummated. The Company intends to locate additional sources of financing in the near term which financings may include equity and/or debt components. There can be no assurance that the Company will be successful in these efforts.

         Net cash used in operating activities for the three months ended March 31, 1999 and 1998 was $103,900 and $218,281, respectively. The decrease was attributable to a decrease in the net loss for the three months ended March 31, 1999 as compared to the same period in the prior year. This was offset primarily by an increase in inventory of $328,360. Working capital at March 31, 1999 was $460,333 as compared to $633,364 at December 31, 1998. The decrease is primarily attributable to the net loss for the three months ended March 31, 1999.

         The Company is currently in discussions with several banking institutions with respect to obtaining a credit line facility for working capital and letter of credit purposes. No assurance can be given that such discussions will result in additional funding.

         Expenditures for other assets totaled $7,950 for the three months ended March 31, 1999. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

Year 2000

         The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem. The majority of the Company's business processing applications operate on a network computer system. Management believes the network hardware and operating system are now Year 2000 compliant as of March 31, 1999. If the current systems are not fully Year 2000 compliant, the Company estimates that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition.

         While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations.

                          Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         On April 8, 1998, the Company closed its initial public offering in which it sold 1,250,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,250,000. Net of underwriting commissions and offering expenses, the Company received net proceeds of approximately $5,000,000. As of March 31, 1999, the Company has used approximately $1,200,000 of the proceeds for inventory purchases, $1,500,000 for repayment of Notes and Loans Payable, $89,000 for molds and tooling purchases, $205,000 for marketing and advertising, $122,000 for the payment of accrued officer's salary, $545,000 for accrued expenses and the remainder for working capital and operating purposes.

         In March 1999, the Company issued 150,000 shares of restricted common stock to a consulting group in exchange for various financial services including but not limited to introducing the Company to financial forms and potential investors. The term of this agreement is fourteen months.

Item 5.  Other Information

         On April 20, 1999, the Company received notice from the Nasdaq SmallCap Stock Market regarding its non-compliance with the net tangible assets requirement to maintain its listing. Under Nasdaq rules, to maintain listing on the Nasdaq Smallcap market the Company must have $2,000,000 of net tangible assets. The Company does not currently comply with this maintenance requirement. The Company has requested a hearing in which it will submit a plan which sets forth a strategy to bring the Company into compliance with the listing maintenance rules. Included in this plan is the additional equity capital the Company plans to raise from a current investor. There can be no assurances that the transaction will be consummated. There can be no assurance that the Nasdaq Smallcap Market will accept the Company's plan and determine not to delist the Company's common stock. In the event that the Company is unable to maintain continued quotation on the Nasdaq SmallCap Market, quotation, if any, of the Common Stock would be in the over-the-counter market in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. or on the National Association of Securities Dealers OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of such securities.

Item 6.  Exhibits and reports on Form 8-K

(a). Exhibits - None

(b). Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROLLERBALL INTERNATIONAL INC.

May 14, 1999                                /s/ Jack Forcelledo
                                            -----------------------------------
  DATE                                      JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER


                                            /s/ Kenneth B. Teasdale
                                            -----------------------------------
                                            KENNETH B. TEASDALE
                                            CHIEF FINANCIAL OFFICER