Form 10QSB
period 1999-06-30
ROLLERBALL INTERNATIONAL INC
filed 1999-08-16
CIK 925610

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      June 30, 1999
                                     -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                          Commission File No. 000-29662

                          ROLLERBALL INTERNATIONAL INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                               95-4478767
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

9255 Doheny Road, Suite 2705  Los Angeles, CA                      90069
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:(310) 275-5313
                                                   --------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

5,636,794 shares of Common Stock, par value $.001 per share, were outstanding at August 13, 1999.

                          ROLLERBALL INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

Balance Sheets -
June 30, 1999 and December 31, 1998 (Audited)                                 3

Statements of Operations -
Three Months and Six Months
ended June 30, 1999 and 1998                                                  4

Statements of Cash Flows -
Six Months ended June 30, 1999 and 1998                                       5

Notes to Financial Statements                                               6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8-9

PART II - OTHER INFORMATION

Item 2 - Changes in Securities                                               11

Item 5 - Other Information                                                   11

Item 6 -  Exhibits and reports on Form 8-K                                   12

Signatures                                                                   12

                         PART I - FINANCIAL INFORMATION
                          ROLLERBALL INTERNATIONAL INC.

                                 Balance Sheets


                                                                        June 30,                     December 31,
                                                                          1999                           1998
                                                                       -----------                   -----------
                                                                       (unaudited)


Current Assets:

   Cash and cash equivalents                                           $    77,358                   $   132,099
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for June 30, 1999
     and December 31, 1998, respectively                                   366,796                       212,770
   Due from factor                                                          26,584                             -
   Inventory                                                             1,090,373                     1,468,022
   Prepaid expenses and other                                              316,407                       168,884
                                                                       -----------                   -----------

Total Current Assets                                                     1,877,518                     1,981,775

Property and equipment, net                                                327,695                       382,958
Intangible assets, net of accumulated amortization
     of $125,525 (1999) and $102,485 (1998)                                546,941                       557,760
                                                                       -----------                   -----------

Total Assets                                                           $ 2,752,154                   $ 2,922,493
                                                                       ===========                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites:

   Accounts payable                                                    $   685,642                   $   681,478
   Accrued expenses                                                        590,046                       460,804
   Notes payable to stockholders                                            57,000                        57,000
   Advances from stockholders                                               21,072                        49,129
   Debt                                                                    100,000                       100,000
                                                                       -----------                   -----------

Total Current Liabilities                                                1,453,760                     1,348,411

Commitments

Stockholders' Equity:

   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                                --                            --

   Common stock - $.001 par value, 50,000,000 shares authorized; 5,636,794 issued and outstanding (1999),
     4,756,693 (1998)                                                        5,637                         4,757
   Additional paid in capital                                           10,729,433                    10,034,341
   Accumulated deficit                                                  (9,436,676)                   (8,465,016)
                                                                       ------------                  ------------

Total Stockholders' Equity                                               1,298,394                     1,574,082
                                                                       -----------                   -----------

Total Liabilities and Stockholders' Equity                             $ 2,752,154                   $ 2,922,493
                                                                       ===========                   ===========

                             See accompanying notes


                                                   ROLLERBALL INTERNATIONAL INC.
                                                   STATEMENTS OF OPERATIONS

                                                        Six months ended June 30,                   Three months ended June 30,
                                                   ----------------------------------          -----------------------------------
                                                     1999                    1998                 1999                   1998
                                                   ----------             -----------          ----------               ----------
                                                             (unaudited)                                  (unaudited)

Net sales                                          $1,150,332            $    931,015         $   559,574              $   875,212

Cost of sales                                        742,476                  623,985             352,921                  583,657
                                                   ---------             ------------         -----------              -----------

Gross profit                                         407,856                  307,030             206,653                  291,555

Operating expenses:
  Selling and marketing                              442,703                  668,031             273,125                  428,281
  General and administrative                         908,594                  717,690             494,116                  445,971
                                                   ---------             ------------         -----------              -----------

Total operating expenses                           1,351,297                1,385,721             767,241                  874,252
                                                   ---------             ------------         -----------              -----------

Loss from operations                                (943,441)              (1,078,691)           (560,588)                (582,697)

Interest expense                                      28,019                  481,975              12,762                  170,190
                                                   ---------             ------------         -----------              -----------

Loss before provision for income taxes              (971,460)              (1,560,666)           (573,350)                (752,887)

Provision for income taxes                               200                      200                --                       --
                                                   ---------             ------------         -----------              -----------

Net loss                                           $(971,660)            $ (1,560,866)        $  (573,350)             $  (752,887)
                                                   =========             ============         ===========              ===========

Net loss per common share

     Basic                                            ($0.20)                  ($0.39)             ($0.11)                  ($0.16)
                                                   =========             ============         ===========              ===========
     Diluted                                          ($0.20)                  ($0.39)             ($0.11)                  ($0.16)
                                                   =========             ============         ===========              ===========

Weighted average common shares

outstanding

     Basic                                         4,898,360                4,051,189           5,040,026                4,696,285
                                                   =========             ============         ===========              ===========
     Diluted                                       4,898,360                4,051,189           5,040,026                4,696,285
                                                   =========             ============         ===========              ===========


                             See accompanying notes


                          ROLLERBALL INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS

                                                                              Six months ended June 30,

                                                                      ------------                  ------------
                                                                          1999                         1998
                                                                      ------------                  ------------
Operating Activities

Net loss                                                               $ (971,660)                  $(1,560,866)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts                                              --                        50,000
  Depreciation and amortization                                            92,406                        88,110
  Amortization of debt issuance costs                                       3,125                       313,882
Change in operating assets and liabilities:
  Accounts receivable                                                    (154,026)                     (542,076)
  Due from factor                                                         (26,584)                           --
  Inventory                                                               377,649                      (302,887)
  Prepaid expenses                                                         36,852                      (825,953)
  Accounts payable                                                         (3,410)                      235,178
  Accrued expenses                                                        139,857                      (351,851)
                                                                      -----------                   -----------

Net cash used in operating activities                                    (505,791)                   (2,896,463)

INVESTING ACTIVITIES
Purchases of property and equipment                                       (14,103)                      (57,097)
Increase in intangible assets                                             (12,221)                      (72,150)
                                                                      -----------                   -----------

Net cash used in investing activities                                     (26,324)                     (129,247)

FINANCING ACTIVITIES
  Deferred stock offering costs                                                --                       234,594
  Net proceeds from issuance of common stock                              505,431                     4,772,854
  Payments on debt                                                             --                    (1,300,000)
  Payments of notes payable                                                    --                      (180,000)
  Payments on loans to stockholders                                       (28,057)                       (5,500)
  Exercise of warrants                                                         --                       137,846
                                                                      -----------                   -----------

Net cash provided by financing activities                                 477,374                     3,659,794
                                                                      -----------                   -----------

Net (decrease) increase in cash                                           (54,741)                      634,084

Cash at beginning of period                                               132,099                       344,208
                                                                      -----------                   -----------

Cash at end of period                                                 $    77,358                   $   978,292
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

3.       FINANCING

         In February 1999, the Company entered into an Accounts Receivable financing agreement with a factor whereby it sells its eligible receivables to the factor and receives an 85% advance rate on those receivables. The Company pays interest at prime plus 4.25% and additional finance fees at a rate 1.5% per month on the advanced funds. The Company had gross sales to the factor during the six months ended June 30, 1999 of $273,128, received $230,606 in advances on those receivables and incurred $15,938 in financing fees.

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

5.       SALE OF STOCK

         During April and May 1999, the Company received a total of $30,556 in gross proceeds for the issuance of 30,101 shares of common stock to several of its current investors as well as new investors in private transactions under
Section 4(2) of the Securities Act of 1933.

         In April, May and June 1999, the Company received an aggregate of $500,000 in gross proceeds for the issuance of 670,000 shares of common stock pursuant to a private placement with one of it's shareholders. Net proceeds totaled approximately $464,000 after expenses associated with the private placement.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the three months ended June 30, 1999 and 1998 were $559,574 and $875,212, respectively, which is a decrease of $315,638 or approximately 36%. This decrease is due to shipment difficulties and delays associated with inventory produced in the Orient. These delays will result in sales shifting from the second quarter to the third quarter 1999. Net sales for the six months ended June 30, 1999 and 1998 were $1,150,332 and $931,015, respectively, which is an increase of $219,317 or approximately 24%. This increase is primarily attributable to the increased domestic distribution in retail outlets in addition to internet sales the Company has experienced during the six months ended June 30, 1999 as compared to the same period ending June 30, 1998.

         Gross margin for the three months ended June 30, 1999 was 36.9% which represents an increase of 3.6% in the gross margin percent as compared to the three months ended June 30, 1998. Gross margin for the six months ended June 30, 1999 was 35.5% which represents an increase of 2.5% in the gross margin percent as compared to the six months ended June 30, 1998. The increases relate primarily to the new line of skates being sold at higher margins in both the three months and the six months ended June 30, 1999 as opposed to the same periods ending June 30, 1998. In addition, cost reductions were experienced in the three and six months ended June 30, 1999 as opposed to the same periods ending June 30, 1998 due to negotiations with the Company's overseas manufacturers.

         Selling and marketing expenses for the three months ended June 30, 1999 and 1998 were $273,125 and $428,281, respectively, which represents a decrease of $155,156, or 36.2%. Selling and marketing expenses for the six months ended June 30, 1999 and 1998 were $442,703 and $668,031, respectively, which represents a decrease of $225,328, or 33.7%. The decreases relate primarily to the Company making significant cost reductions. In addition to not participating in one of the annual sporting goods trade shows, the Company decreased research and development, brochure, promotional and travel expense during the three and six months ended June 30, 1999 as compared to the same periods ended June 30, 1998.

         General and administrative expenses for the three months ended June 30, 1999 and 1998 were $494,116 and $445,971, respectively, which represents an increase of $48,145, or 10.8%. General and administrative expenses for the six months ended June 30, 1999 and 1998 were $908,594 and $717,690, respectively, which represents an increase of $190,904, or 26.6%. The increases were primarily due to increases of $211,440 related to salaries and professional fees. The increase in salaries primarily relates to the addition of full time services including the position of the Vice President of Design and Development and the Vice President of Administration. The increase in professional fees primarily relates to legal fees incurred in the defense of the Company's registered trademarks. The Company has reached an agreement where no litigation was necessary.

         The Company's interest expense for the three months ended June 30, 1999 and 1998 was $12,762 and $170,190, respectively, which represents a decrease of $157,428. The Company's interest expense for the six months ended June 30, 1999 and 1998 was $28,019 and $481,975, respectively, which represents a decrease of $453,956. These decreases were primarily attributable to the Company's decreased interest payable on debt repaid from the proceeds of the initial public offering. In addition, amortization of debt issuance costs included in interest were fully amortized in 1998.

         Net loss for the three months ended June 30, 1999 and 1998 was $573,350 and $752,887, respectively, which represents a decrease of $179,537, or 23.8%. Net loss for the six months ended June 30, 1999 and 1998 was $971,660 and $1,560,866, respectively, which represents a decrease of $589,206, or 37.7%. The decrease in net loss for these periods are primarily attributable to the increased sales activity experienced in the first quarter 1999 as compared to the same period ended 1998 coupled with the increased gross profit margin as well as the decrease in interest expense. The Company continues to expect increased gross profit margins and decreased interest expense over the next several quarters as compared to the previous year's quarters.

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

         During April and May 1999, the Company received a total of $30,556 in gross proceeds for the issuance of 30,101 shares of common stock to several of its current investors as well as new investors in private transactions under
Section 4(2) of the Securities Act of 1933.

         In April, May and June 1999, the Company received an aggregate of $500,000 in gross proceeds for the issuance of 670,000 shares of common stock pursuant to a private placement with one of it's shareholders. Net proceeds totaled approximately $464,000 after expenses associated with the private placement.

         Due to the continued depressed state of the inline skate market, lack of sales and the inability to obtain inventory, the Company will require additional capital to continue operations. The Company is currently in negotiations to raise additional equity capital for the Company. There can be no assurances that any transaction will be consummated. The Company intends to locate additional sources of financing in the near term which financings may include equity and/or debt components. There can be no assurance that the Company will be successful in these efforts.

         Net cash used in operating activities for the six months ended June 30, 1999 and 1998 was $505,791 and $2,896,463, respectively. The decrease was attributable to a decrease in the net loss for the six months ended June 30, 1999 as compared to the same period in the prior year. In addition, significant cash was used to purchase inventory and pay down accrued expenses during the six months ended June 30, 1998. Working capital at June 30, 1999 was $423,760 as compared to $633,364 at December 31, 1998. The decrease is primarily attributable to the net loss and the decrease in inventory for the six months ended June 30, 1999.

         The Company is currently in discussions with several banking institutions with respect to obtaining a credit line facility for working capital and letter of credit purposes. No assurance can be given that such discussions will result in additional funding.

         Property and equipment expenditures totaled $14,103 and expenditures for other assets totaled $12,221 for the six months ended June 30, 1999. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

YEAR 2000

         The Company has conducted a review to identify which systems, both internal and external, will be affected by the "Year 2000" problem. The majority of the Company's business processing applications operate on a network computer system. Management believes the network hardware and operating system are now Year 2000 compliant as of June 30, 1999. If the current systems are not fully Year 2000 compliant, the Company estimates that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition. While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         In March 1999, the Company issued 150,000 shares of restricted common stock to a consulting group in exchange for various financial services including but not limited to introducing the Company to financial firms and potential investors. The term of this agreement is fourteen months.

         During April and May 1999, the Company received a total of $30,556 in gross proceeds for the issuance of 30,101 shares of common stock to several of its current investors as well as new investors in private transactions under
Section 4(2) of the Securities Act of 1933.

         In June 1999, the Company received $500,000 in gross proceeds for the issuance of 670,000 shares of common stock pursuant to a private placement with one of it's shareholders. Net proceeds totaled approximately $464,000 after expenses associated with the private placement.

ITEM 5.  OTHER INFORMATION

         On April 20, 1999, the Company received notice from the Nasdaq SmallCap Stock Market regarding its non-compliance with the net tangible assets requirement to maintain its listing. Under Nasdaq rules, to maintain listing on the Nasdaq Smallcap market the Company must have $2,000,000 of net tangible assets. The Company does not currently comply with this maintenance requirement. The Company has requested a hearing in which it will submit a plan which sets forth a strategy to bring the Company into compliance with the listing maintenance rules. No hearing date has been determined. There can be no assurances that the strategy will be consummated. There can be no assurance that the Nasdaq Smallcap Market will accept the Company's plan and determine not to delist the Company's common stock. In the event that the Company is unable to maintain continued quotation on the Nasdaq SmallCap Market, quotation, if any, of the Common Stock would be in the over-the-counter market in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. or on the National Association of Securities Dealers OTC Electronic Bulletin Board. As result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits - Exhibit 27 - Financial Data Schedule

(b). Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROLLERBALL INTERNATIONAL INC.

August 13, 1999                             /s/ Jack Forcelledo

---------------                             -------------------
    DATE                                    JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

                                            /s/ Kenneth B. Teasdale

                                            -----------------------
                                            KENNETH B. TEASDALE
                                            CHIEF FINANCIAL OFFICER