Form 10QSB
period 1999-09-30
ROLLERBALL INTERNATIONAL INC
filed 1999-11-15
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 1999

------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission File No. 000-29662
-------------------------------------------------------------------------------
                         RollerBall International Inc.

       (Exact name of small business issuer as specified in its charter)

     Delaware                                          95-4478767
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                    Identification No.)

9255 Doheny Road, Suite 2705  Los Angeles, CA            90069
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (310) 275-5313
                                                      ---------------
       _________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                No _____

5,847,994 shares of Common Stock, par value $.001 per share, were outstanding at Novemer 15, 1999.

                         RollerBall International Inc.
                                  FORM 10-QSB

                                     INDEX

                                                                      Page No.

Part I - Financial Information

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  September 30, 1999 and December 31, 1998 (Audited)                     3

  Statements of Operations -
  Three Months and Nine Months
  ended September 30, 1999 and 1998                                      4

  Statements of Cash Flows -
  Nine Months ended September 30, 1999 and 1998                          5

  Notes to Financial Statements                                         6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         8-9

Part II - Other Information

Item 2 - Changes in Securities                                          11

Item 5 - Other Information                                              12

Item 6 -  Exhibits and reports on Form 8-K                              12

Signature                                                               12

                         Part I - Financial Information
                         RollerBall International Inc.
                                 Balance Sheets


                                                        September 30,   December 31,
                                                             1999           1998
                                                        -------------   ------------
                                                         (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                              $   44,506    $  132,099
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for September 30, 1999
     and December 31, 1998, respectively                     309,150       212,770
   Due from Supplier                                         113,696          -
   Inventory                                                 994,605     1,468,022
   Prepaid expenses and other                                286,277       168,884
                                                          ----------    ----------
Total Current Assets                                       1,748,234     1,981,775

Property and equipment, net                                  295,581       382,958
Intangible assets, net of accumulated amortization
     of $139,409 (1999) and $102,485 (1998)                  536,057       557,760
                                                          ----------    ----------
Total Assets                                              $2,579,872    $2,922,493
                                                          ==========    ==========
Liabilities and Stockholders' Equity

Current Liabilites:
   Accounts payable                                       $  762,412    $  681,478
   Accrued expenses                                          700,581       460,804
   Notes payable to stockholders                              57,000        57,000
   Advances from stockholders                                 21,072        49,129
   Debt                                                       90,000       100,000
                                                          ----------    ----------
Total Current Liabilities                                  1,631,065     1,348,411

Commitments

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                -             -

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 5,847,994 issued and outstanding (1999),
     4,756,693 (1998)                                          5,848         4,757
   Additional paid in capital                             10,878,006    10,034,341
   Accumulated deficit                                    (9,935,047)   (8,465,016)
                                                          ----------    ----------
Total Stockholders' Equity                                   948,807     1,574,082
                                                          ----------    ----------
Total Liabilities and Stockholders' Equity                $2,579,872    $2,922,493


                             See accompanying notes

                         RollerBall International Inc.
                            Statements of Operations

                                        Nine months ended September 30,         Three months ended September 30,
                                       ---------------------------------       ----------------------------------
                                             1999            1998                     1999            1998
                                       ---------------   ---------------       ----------------   ---------------
                                                 (unaudited)                              (unaudited)
Net sales                              $ 1,582,922      $ 1,087,394            $  432,590       $   156,379

Cost of sales                            1,032,246          755,690               289,770           131,705
                                       -----------      -----------            ----------       -----------
Gross profit                               550,676          331,704               142,820            24,674

Operating expenses:
  Selling and marketing                    630,619        1,179,126               187,916           511,095
  General and administrative             1,347,478        1,149,913               438,884           432,223
                                       -----------      -----------            ----------       -----------
Total operating expenses                 1,978,097        2,329,039               626,800           943,318
                                       -----------      -----------            ----------       -----------
Loss from operations                    (1,427,421)      (1,997,335)             (483,980)         (918,644)

Interest expense                            42,410          644,221                14,391           162,246
                                       -----------      -----------            ----------       -----------
Loss before provision for income taxes  (1,469,831)      (2,641,556)             (498,371)       (1,080,890)

Provision for income taxes                     200              200                  -                 -
                                       -----------      -----------            ----------       -----------
Net loss                               $(1,470,031)     $(2,641,756)           $ (498,371)      $(1,080,890)
                                       ===========      ===========            ==========       ===========
Net loss per common share
        Basic                               ($0.28)          ($0.62)               ($0.09)           ($0.23)
                                       ===========      ===========            ==========       ===========
        Diluted                             ($0.28)          ($0.62)               ($0.09)           ($0.23)
                                       ===========      ===========            ==========       ===========
Weighted average common shares
  outstanding
        Basic                            5,172,017        4,285,690             5,719,332         4,754,693
                                       ===========      ===========            ==========       ===========
        Diluted                          5,172,017        4,285,690             5,719,332         4,754,693
                                       ===========      ===========            ==========       ===========


                             See accompanying notes

                         RollerBall International Inc.
                            Statements of Cash Flows


                                                       Nine months ended September 30,
                                                       -------------------------------
                                                            1999            1998
                                                       --------------   --------------
Operating Activities
Net loss                                                $(1,470,031)     $(2,641,756)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts                            -                50,000
  Depreciation and amortization                             135,404          134,307
  Amortization of debt issuance costs                         3,125          473,424
Change in operating assets and liabilities:
  Accounts receivable                                       (96,380)        (374,595)
  Due from supplier                                        (141,992)          56,218
  Inventory                                                 473,417       (1,070,792)
  Prepaid expenses                                           66,982         (223,708)
  Accounts payable                                          101,656          267,161
  Accrued expenses                                          250,392         (402,274)
                                                        -----------      -----------
Net cash used in operating activities                      (677,427)      (3,732,015)

Investing Activities
  Purchases of property and equipment                       (14,103)         (87,534)
  Increase in intangible assets                             (12,221)         (85,201)
                                                        -----------      -----------
Net cash used in investing activities                       (26,324)        (172,735)

Financing Activities
  Net proceeds from issuance of common stock                654,215        5,007,448
  Payments on debt                                          (10,000)      (1,300,000)
  Payments of notes payable                                  -              (193,000)
  Payments on loans to stockholders                         (28,057)          (5,500)
  Exercise of warrants                                       -               137,846
                                                        -----------      -----------
Net cash provided by financing activities                   616,158        3,646,794
                                                        -----------      -----------
Net decrease in cash                                        (87,593)        (257,956)

Cash at beginning of period                                 132,099          344,208
                                                        -----------      -----------
Cash at end of period                                   $    44,506      $    86,252
                                                        ===========      ===========

                             See accompanying notes

                         ROLLERBALL INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

1.       Organization

         RollerBall International Inc. (the Company) develops, manufactures, distributes and markets inline skates, and related accessories under the RollerBall trademark in the United States and throughout Europe, Asia and North America through independent sales representatives and distributors. The Company was incorporated in Delaware on March 7, 1994. The Company's fiscal year ends on December 31st.

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

3.       Financing

         In February 1999, the Company entered into an Accounts Receivable financing agreement with a factor whereby it sells its eligible receivables to the factor and receives an 85% advance rate on those receivables. The Company pays interest at prime plus 4.25% and additional finance fees at a rate of 1.5% per month on the advanced funds. The Company had gross sales to the factor during the nine months ended September 30, 1999 of $345,593, received $239,349 in advances on those receivables and incurred $45,664 in financing fees.

4.       Net Loss Per Common Share

         Net loss per common share has been computed (basic and diluted) for all periods presented and is based on the weighted average number of shares outstanding during the period including the 12% Subordinated Convertible Debentures (12% Debentures) which automatically converted upon the closing of the Company's initial public offering (using the as if converted method from the date of issuance), the shares issued to holders of certain Bridge Notes and Notes Payable, and all that were issued upon closing of the Company's initial public offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock equivalents issued during the 12-month period prior to the initial public offering are included in the calculation as if they were outstanding for all periods (using the treasury stock method at the assumed public offering price). There are no common stock equivalents resulting from dilutive stock options.

5.       Sale of Stock

         During April and May 1999, the Company received a total of $30,556 in net proceeds for the issuance of 30,101 shares of common stock to several of its current investors as well as new investors in private transactions under Section 4(2) of the Securities Act of 1933.

         In April, May and June 1999, the Company received an aggregate of $500,000 in net proceeds for the issuance of 670,000 shares of common stock pursuant to a private placement with one of it's shareholders. Net proceeds totaled approximately $464,000 after expenses associated with the private placement.

         During August and September 1999, the Company received a total of $160,000 in gross proceeds for the issuance of 211,200 shares of common stock to several of its current investors as well as new investors in private transactions under Section 4(2) of the Securities Act of 1933.

Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain safe harbor provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Three Months and Nine Months Ended September 30, 1999 Compared to the Three Months and Nine Months Ended September 30, 1998

         Net sales for the three months ended September 30, 1999 and 1998 were $432,590 and $156,379, respectively, which is an increase of $276,211 or approximately 177%. This increase is due to an increase in sales to the Home Shopping Network, Internet sales, and continued retail distribution as compared to the same period ending September 30, 1998. Net sales for the nine months ended September 30, 1999 and 1998 were $1,582,922 and $1,087,394, respectively, which is an increase of $495,528 or approximately 46%. This increase is primarily attributable to the increased domestic distribution in retail outlets in addition to internet and Home Shopping Network sales the Company has experienced during the nine months ended September 30, 1999 as compared to the same period ending September 30, 1998.

         Gross margin for the three months ended September 30, 1999 was 33% which represents an increase of 17.2% in the gross margin percent as compared to the three months ended September 30, 1998. Gross margin for the nine months ended September 30, 1999 was 34.8% which represents an increase of 4.3% in the gross margin percent as compared to the nine months ended September 30, 1998. The increases relate primarily to the new line of skates being sold at higher margins in both the three months and the nine months ended September 30, 1999 as opposed to the same periods ending September 30, 1998. In addition, cost reductions were experienced in the three and nine months ended September 30, 1999 as opposed to the same periods ending September 30, 1998 due to negotiations with the Company's overseas manufacturers.

         Selling and marketing expenses for the three months ended September 30, 1999 and 1998 were $187,916 and $511,095, respectively, which represents a decrease of $323,179, or 63.2%. Selling and marketing expenses for the nine months ended September 30, 1999 and 1998 were $630,619 and $1,179,126, respectively, which represents a decrease of $548,507, or 46.5%. The decreases relate primarily to the Company making significant cost reductions. In addition to not participating in two of the annual sporting goods trade shows, the Company decreased research and development, brochure, promotional and travel expense during the three and nine months ended September 30, 1999 as compared to the same periods ended September 30, 1998.

         General and administrative expenses for the three months ended September 30, 1999 and 1998 were $438,884 and $432,223, respectively, which represents an increase of $6,661, or 1.5%. General and administrative expenses for the nine months ended September 30, 1999 and 1998 were $1,347,478 and $1,149,913, respectively, which represents an increase of $197,565, or 17.2%. The increases primarily relate to the first six months of 1999 and were primarily due to increases of $211,440 related to salaries and professional fees. The increase in salaries primarily relates to the addition of full time services including the position of the Vice President of Design and Development and the Vice President of Administration. The increase in professional fees primarily relates to legal fees incurred in the defense of the Company's registered trademarks. The Company has reached an agreement where no litigation was necessary.

         The Company's interest expense for the three months ended September 30, 1999 and 1998 was $14,391 and $162,246, respectively, which represents a decrease of $147,855. The Company's interest expense for the nine months ended September 30, 1999 and 1998 was $42,410 and $644,221, respectively, which represents a decrease of $601,811. These decreases were primarily attributable to the Company's decreased interest payable on debt repaid from the proceeds of the initial public offering. In addition, amortization of debt issuance costs included in interest were fully amortized in 1998.

         Net loss for the three months ended September 30, 1999 and 1998 was $498,371 and $1,080,890, respectively, which represents a decrease of $582,519, or 53.9%. Net loss for the nine months ended September 30, 1999 and 1998 was $1,470,031 and $2,641,756, respectively, which represents a decrease of $1,171,725, or 44.4%. The decrease in net loss for these periods are primarily attributable to the increased sales activity experienced in the first and third quarters 1999 as compared to the same periods ended 1998 as well as with the increased gross profit margin as well as the decrease in interest expense.

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

         During August and September 1999, the Company received a total of $160,000 in gross proceeds for the issuance of 211,200 shares of common stock to several of its current investors as well as new investors in private transactions under Section 4(2) of the Securities Act of 1933.

         Due to the continued depressed state of the inline skate market, lack of sales and the inability to obtain inventory, the Company will require additional capital to continue operations. The Company is currently in negotiations to raise additional equity capital for the Company. There can be no assurances that any transaction will be consummated. The Company intends to locate additional sources of financing in the near term which financings may include equity and/or debt components. The company has engaged an investment banker to assist the company in arranging a $300,000 bridge financing and a $1.5 million to $3.0 million additional equity financing. There can be no assurance that the Company will be successful in these efforts.

         Net cash used in operating activities for the nine months ended September 30, 1999 and 1998 was $677,427 and $3,732,015, respectively. The decrease was attributable to a decrease in the net loss for the nine months ended September 30, 1999 as compared to the same period in the prior year. In addition, significant cash was used to purchase inventory and pay down accrued expenses during the nine months ended September 30, 1998. Working capital at September 30, 1999 was $117,169 as compared to $633,364 at December 31, 1998. The decrease is primarily attributable to the net loss and the decrease in inventory for the nine months ended September 30, 1999.

         Property and equipment expenditures totaled $14,103 and expenditures for other assets totaled $12,221 for the nine months ended September 30, 1999. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

Year 2000

         The Company has conducted a review to identify which systems, both internal and external, will be affected by the Year 2000 problem. The majority of the Company's business processing applications operate on a network computer system. Management believes the network hardware and operating system are now Year 2000 compliant as of September 30, 1999. If the current systems are not fully Year 2000 compliant, the Company estimates that the cost associated with becoming Year 2000 compliant will not materially affect its future operating results or financial condition. While the Company currently believes that it will be able to implement its Year 2000 conversion project in a timely manner, failure to do so could have a material adverse impact on the Company's operations.

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

         During August and September 1999, the Company received a total of $160,000 in gross proceeds for the issuance of 211,200 shares of common stock to several of its current investors as well as new investors in private transactions under Section 4(2) of the Securities Act of 1933.

Item 5.  Other Information

         On April 20, 1999, the Company received notice from the Nasdaq SmallCap Stock Market regarding its non-compliance with the net tangible assets requirement to maintain its listing. Under Nasdaq rules, to maintain listing on the Nasdaq Smallcap market the Company must have $2,000,000 of net tangible assets. The Company does not currently comply with this maintenance requirement. The Company has requested a hearing in which it will submit a plan which sets forth a strategy to bring the Company into compliance with the listing maintenance rules. The hearing date has been set for November 18, 1999. There can be no assurances that the strategy will be consummated. There can be no assurance that the Nasdaq Smallcap Market will accept the Company's plan and determine not to delist the Company's common stock. In the event that the Company is unable to maintain continued quotation on the Nasdaq SmallCap Market, quotation, if any, of the Common Stock would be in the over-the-counter market in what are commonly referred to as the pink sheets of the National Quotation Bureau, Inc. or on the National Association of Securities Dealers OTC Electronic Bulletin Board. As result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of such securities.

Item 6.  Exhibits and reports on Form 8-K

(a).     Exhibits - Exhibit 27 - Financial Data Schedule

(b). Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROLLERBALL INTERNATIONAL INC.

November 15, 1999                           /s/ Jack Forcelledo
    DATE                                    JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER