Form 10KSB
period 1999-12-31
ROLLERBALL INTERNATIONAL INC
filed 2000-04-14
CIK 925610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended         December 31, 1999
                              ----------------------------------

                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission file number 000-29662

                         ROLLERBALL INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                         95-4478767
  ------------------------------                           ------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

           Los Angeles, CA                                        90069
----------------------------------------                    ------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (310) 275-5313
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:


                                                         Name of Each Exchange
 Title of Each Class                                      on Which Registered
 -------------------                                     ----------------------
        None                                                      None

 -------------------                                     ----------------------

        None                                                      None
 -------------------                                     ----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Company's gross revenues for its fiscal year ended December 31, 1999 were $1,657,977 and its net revenues were $1,588,177. See "Management Discussion and Analysis".

         On April 3, 2000, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.75 at which the stock was sold on such date was approximately $3,200,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         On April 3, 2000, there were 6,106,695 shares of Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.    Business .......................................................    4

Item 2.    Description of Property ........................................   15

Item 3.    Legal Proceedings ..............................................   15

Item 4.    Submission of Matters to a Vote of Security Holders ............   15

                                     PART II

Item 5.    Market For Common Equity and Related Stockholder Matters .......   16

Item 6.    Management's Discussion and Analysis ...........................   17

Item 7.    Financial Statements ...........................................   26

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .......................................   26

                                     PART III

Item 9.    Executive Officers and Directors of the Company ................   28

Item 10.   Executive Compensation .........................................   31

Item 11.   Security Ownership of Certain Beneficial Owners and Management .   36

Item 12.   Certain Relationships and Related Transactions .................   38

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 10-K   42

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

                                     PART I
Item 1.
BUSINESS

         The Company develops, manufactures, distributes and markets an innovative, patented design of inline skates under the registered trademark RollerBall(R). The RollerBall skate differs from traditional inline skates (e.g. Rollerblades(R), Bauer(R), Ultra-Wheels(R), etc.) by offering the consumer a skate that has spherical-shaped wheels instead of the flat, disk-shaped wheels of traditional inline skates, resulting in enhanced performance. The Company has been granted several United States and foreign patents for its innovative skateball designs and technology. Since its formation, the Company has expanded its product line to presently include 18 models of inline skates that appeal to a wide range of price and performance levels for use in recreational, fitness, hockey and aggressive skating. RollerBall also offers related accessories including helmets, safety pads and replacement parts.

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

STRATEGY

         The Company's primary goal is to become a leading developer and marketer of inline skates and accessories to the recreational/fitness segment through retail channels of distribution (specialty sporting goods stores, sporting goods stores, mass merchandisers and direct mail catalogues), as well as through direct response television (television home shopping channels/services and infomercials) throughout the world. The Company's secondary objective is to expand the distribution and sales of accessories and replacement parts and to aggressively seek out and establish licensing arrangements with third parties for the licensing of the RollerBall trademarks and Radial Skateball technology. The attainment of this secondary goal will, in management's opinion, support the Company's primary goal both by contributing licensing revenue to the Company, and by building consumer awareness of the RollerBall brand name. While the Company has had discussions with potential licensees, no agreements have been consummated and there can be no assurance that the Company's licensing efforts will be successful.

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

          2) Continue to expand upon its current international market base by engaging additional distributors and strategically expanding into the Canada, Mexico, South America, Australia, Japan and Eastern European countries;

          3) Successfully complete the development, engineering and tooling of RollerBall's next generation of skates positioned to mass merchandisers; and

          4) Provide marketing support to the expanding distribution and sales base of RollerBall inline skates and accessories by licensing the RollerBall trademarks and Radial Skateball technology to third parties.

     The Company is also considering establishing licensing arrangements with third party specialty inline skate manufacturers and marketers whereby the Company may sublicense the marketing and distribution of certain of its products.

INDUSTRY BACKGROUND

         Roller skating first became popular in the United States in the 1930's, and the most common skate in use at that time was the traditional four-wheel roller skate. Skating as an outdoor activity dramatically increased in popularity with the development of urethane wheels in the 1960's, which improved the performance and made skates more enjoyable for outdoor use.

         The inline skate market was created in the 1970's with the introduction of Rollerblade(R), one of the current dominant manufacturers (along with K2) of inline skates. Inline skates were originally sold primarily through specialty sporting goods retailers, at prices ranging from $100 up to $400, specifically to cross-training athletes and as a summer training product for serious ice hockey players. According to the Sporting Goods Manufacturing Association ("SGMA"), sales of inline skates were $430 million in 1999. SGMA has reported that the sport now claims close to 32 million participants, and with respect to the number of participants, inline skating has surpassed other sports such as golf, baseball, tennis, bowling and downhill skiing in market size. Approximately 22% to 25% of US households own inline skates, with 62% of the participants between the ages of 7 - 17 years. It is estimated that approximately 60% of 1999 purchases were by first time buyers.

         The development and success of inline skates has dramatically changed the demographics of roller skating. Boys and girls, as well as men and women, now skate in nearly equal numbers. The inline skate has substantially replaced the four wheel skate throughout the marketplace. Management of the Company believes that roller skating, dominated now by inline skates, will continue to be a popular form of entertainment and exercise for many years to come, as evidenced by the fast growing segments of Chidren's skates, the Women's skate market, and Recreational and Roller Hockey.

         The inline skate market is composed of four distinct and key segments with manufacturers strategically positioning their products to meet the requirements of each segment. The market segments are: (1) recreational/fitness;
(2) roller hockey; (3) aggressive (stunt and extreme skating); and to a lesser extent (4) speed skating. Based upon industry sales figures, the recreational/fitness segment accounts for 73% of sales; the roller hockey segment accounts for 10% of sales; the aggressive segment accounts for 15% of sales; and the speed skating segment accounts for 2% of sales. According to industry sales of inline skates, the recreational/fitness segment has the most participants and also offers the widest selection of skates. Roller hockey has demonstrated strong growth in recent years primarily as a function of the increase of participants in "street" hockey and the proliferation of roller hockey leagues and teams.

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

         The Company believes that the major performance advantages of the patented RollerBall skates over the competition's standard three, four or five wheel inline skates are enhanced stability, balance and control, combined with special acceleration and maneuverability features. The enhanced features result from the unique physical design of the RollerBall wheels, trade-named Radial Skateballs. The standard inline skate is able to achieve high speed in straight line skating, but requires a substantial adjustment in speed on curves to avoid accidents caused by the loss of wheel traction at extreme excursion angles, resulting in skidding and falling. RollerBall skates are not only able to accelerate quickly and achieve high speed in a straight line; but, because of the extended range of contact area available, RollerBall Radial Skateballs allow the skater to maintain greater velocity on curves with a reduced risk of losing control. Providing up to 300% more usable riding surface area than a typical inline skate wheel, the spherical-shaped wheels are specifically designed to provide high levels of balance and stability when contacting the skating surface, even at combined lean angles 20 degrees greater than the typical inline wheel. This greater lean angle capability provides the skater with maximum maneuverability since the skater can approach curves with a high degree of excursion -- almost a 45-degree angle -- which enables the skater to maintain velocity and execute difficult acrobatic stunts. The RollerBall skate products allow the skater to perform aggressive turning maneuvers more easily than that of any other type of inline skate. During high angle maneuvering and extreme bank angles, the RollerBall skate, due to the physics of its spherical wheel design, maintains uniform traction and limits slipping and skidding which enables a skater to make sharper turns under maximum control. Because of the RollerBall skates' enhancements in acceleration, balance and maneuverability, the Company believes it will appeal to all skaters.

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

PRODUCTS

         The RollerBall product line is comprised of five groups which facilitates a tiered segmentation marketing approach. The product lines are differentiated by price points, performance levels and target markets, retailer and consumer markets.

         The skates are produced with either two, three or four Radial Skateballs. The Radial Skateballs currently are manufactured in two size ranges and types: type one-70MM diameter injection molded B.A.S.F. Elastollan(TM) TPU (thermopolyurethane) over a nylon core, and type two-60MM diameter cold-cast urethane over polyurethane cores. The Company's 18 different models are differentiated by the number of Radial Skateballs (2, 3 or 4), appearance and style, quality of bearings, and materials for the chassis and boots, and skating performance.

The five RollerBall skate product groups are:

       RB(R) -- five models of 2-70mm ball skates priced to retail from $49 to $69;

       GFX(R)3 -- four models of 3-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-1 bearings and priced to retail at $59 to $69;

       GFX(R)4 - five models of 4-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-3 bearings and priced to retail from $89 to $119;

       CARBON - two full-featured soft-boot models of 4-60mm ball skates with high-glass-content, carbon enhanced nylon chassis and ABEC-3 bearings and priced to retail from $129 to $139; and

       AGGRESSIVE -- two models of 4-60mm ball skates aimed at the aggressive skate market with either high-glass content, carbon enhanced nylon chassis and ABEC-1 or 3 bearings or the 6000 series aircraft-quality aluminum chassis and ABEC-5 bearings, and priced to retail from $79 to $139.

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

        After assembly, the products are shipped to various FOB ("free on board") points: Hong Kong, Bangkok and/or the Company's Los Angeles warehouse. If the products are sold on an FOB Hong Kong or Bangkok, letter of credit basis, the merchandise for the specific customer is delivered to the customer's consolidator in Hong Kong or Bangkok. If the goods are to be shipped to the United States, the Company's Hong Kong agent assumes responsibility for all freight forwarding and traffic to the United States.

         The Company has entered into an agency agreement with Lucky Yeh International (LYI) pursuant to which LYI acts as the Company's agent for purchasing from their known suppliers located in the People's Republic of China and Taiwan. LYI also has been retained, on a non-exclusive basis, as a sales representative for sales outside of America. For its services performed beginning in 1999, the Company agreed to pay LYI a sales commission of 7%of net sales for any sales outside of the United States (excluding Finland). LYI did not receive a sales commission in 1999 as they did not generate any sales in the above-mentioned territory. LYI did receive an agency fee that is incorporated into the ex-factory cost of goods sold for each item sold and are therefore accounted for as cost of sales. The agreement with LYI is terminable by either party on 90 days prior written notice. During the fiscal years ended December 31, 1998 the Company separately paid approximately $36,000 to LYI. Of such payments, agency fees constituted $35,000 during the fiscal year ended December 31, 1998 and the remaining fees were sales commissions. These fees were accounted for as cost of goods sold for the fiscal year ended December 31, 1998. See "Management Discussion and Analysis."

SALES AND MARKETING

         Sales to the United States market are made through a national network of independent sales representative groups who sell through direct contact with buyers and retail accounts, and work under the management of the Company. These sales representative groups are paid on a standard, commission-only basis. International sales are made through an international network of independent distributors and agents, and in certain cases, directly by senior management to the buyers and buying groups of certain retail accounts in the United States and 22 foreign countries. Three of the Company's largest customers represented 56.1% of total sales for the fiscal year ended December 31, 1998, and three customers, The Home Shopping Network, J.C. Penney and QVC, accounted for 48.7%, 24.4% and 6.8%, respectively, of total sales for the year ended December 31, 1999. To date the Company has had approximately $4,574,000 of sales of its skates to HSN which sales efforts are made directly with HSN by the Company's senior management without the use of any independent distributors or agents.

         The Company is marketing its products to retail sporting goods chains, specialty sporting goods shops and through HSN and QVC TV Home shopping networks in the United States. The Company's four-ball skate models are being distributed almost exclusively through retail sporting good chains and specialty sporting goods shops. Sales of the two-ball lines have been made to catalog houses in France, Germany and the United Kingdom and the product appeared in the J.C. Penney 1999 Spring/Summer, Fall/Winter and Holiday catalogs. The Company's marketing strategy emphasizes the unique design of the RollerBall skate, as well as its superior performance features which enable the skater to have increased control, balance, maneuverability with a strong price to value relationship. The product line also affords retailers competitive profit margins which the Company uses to promote its products to retail merchandisers.

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

         The Company advertises and promotes its inline skates through various marketing methods customary to the trade. RollerBall participates in all major national and international trade shows and exhibitions, and provides in-store merchandising videos, trade and consumer advertising, and inline skating promotions. The Company has formed its own "Team RollerBall", a group of skaters who demonstrate the product advantages of RollerBall skates as well as promote the sport of inline skating. Team RollerBall has held exhibitions throughout the world and several members of the team are seen regularly on HSN and QVC in its advertising and sales activities.

         The Company's sales and marketing materials, including product positioning and demonstration videos, have been translated from English into several languages (several of which include: German, French, Italian, Spanish, and Japanese to facilitate the presentation of the Company's product lines to international buyers, buying groups, and to enhance public relations and in-store presentations.

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

         The Company has received correspondence from MGM, a motion picture entity which alleged that the Company's use of the name "RollerBall" infringed upon MGM's alleged rights in the name "RollerBall" which was the name of a 1975 film produced by MGM. The Company was granted a United States trademark for the RollerBall name in 1995 with respect to, among other things, in-line skates and related products. On May 3, 1999, the Company and MGM entered into a non-monetary settlement agreement whereby MGM would for a limited time use the RollerBall name in various areas unrelated to inline skating in exchange for cross promotion opportunities through MGM's various distribution channels. As part of the Company's May 1999 settlement agreement with MGM, the Company granted MGM the limited rights to the www.rollerball.com web address. The Company's web site address is currently www.rollerballskates.com, where its skates and accessories can be purchased through the use of a secured web server.


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

ROYALTY AGREEMENTS

         The Company has certain contractual commitments to pay royalties to four individuals who had assisted the Company in obtaining its Radial Skateball Technology(TM). Under the current agreements, beginning on January 1, 1999, the Company has agreed to pay Messr. Giuseppe Consarino a royalty of 0.5% of net sales, except sales based on a letter of credit, and 0.3% of net sales based on a letter of credit. Mr. Consarino's royalty payment can not exceed a maximum of $350,000 in any fiscal year. During the fiscal years ended December 31, 1998 and December 31, 1999, the Company incurred expenses of $29,308 and $14,898 with respect to these royalty agreements. Mr. Steve Kimmel receives a royalty of 0.5% of net sales, except sales based on a letter of credit, and 0.3% of net sales based on a letter of credit. Messrs. Giusseppe Russo, Franco Rosso and Ettore Carenni, the originators of the Radial Skateball, are entitled to an aggregate royalty of 2.5% of the cost of goods sold, after certain deductions including expenses for patent and trademarks. Mr. Franco Rosso also receives a consulting fee of $4,000 per month. To date, no royalty payments have been paid to Messrs. Giusseppe Rosso, Franco Rosso and Ettore Carenni, nor have any accrued, as a result of these deductions which equaled approximately $2,500,000 as of December 31, 1999.

COMPETITION

         The market for the Company's products is highly competitive and the Company anticipates competition to continue to be intense in the foreseeable future. This competition is direct (i.e., companies that make similar products) and indirect (i.e., companies that participate in the sporting goods and accessories market, but are not direct competitors of the Company). The Company competes with major inline skate manufacturers such as Rollerblade(R), Bauer(R) First Team Sports(R), Roller Derby(R), Variflex(R), and K2(R).

         The Company is competing in the inline skate market by offering a unique skate design that provides superior performance. The Company believes that the RollerBall skates' enhanced capacity for acceleration, balance and maneuverability will increase the fun of inline skating while providing a more stable, body-friendly platform appealing to all skaters from the beginner to advanced.

GOVERNMENT REGULATION

         Certain of the Company's products are subject to regulation by the Consumer Product Safety Commission (CPSC), and may therefore be subject to recall requested by the CPSC. In addition, the Company may be required to change or modify its current or future products in order to comply with the CPSC's rules or other rules and regulations related to the safety of its products or any future rules or regulations. In the event the Company is required to modify or change its products, it may incur substantial additional costs related to design and manufacture, and may incur significant down-time in being able to produce inventory for sale, all of which could have a material adverse effect upon the Company. The Company is not aware of any current proceeding by the CPSC which would result in the recall of the Company's products. A recall of the Company's products could result in significant expenses to the Company. There can be no assurance that the Company will have the necessary funds available to it to conduct any recall or that if conducted, it will have funds available for its continued operation.
                                       13

EMPLOYEES

         At the present time, the Company has seven full-time employees which include three officers and four warehouse personnel. The Company has several independent contractors working on behalf of the Company in sales and marketing. The Company believes its employee relations are good. No employees are represented by unions.

Item 2.
DESCRIPTION OF PROPERTY

         The Company leases approximately 1,600 square feet for the Company's principal office in Los Angeles, California pursuant to a two-year lease agreement at an aggregate monthly rent of $3,950 per month. The Company also leases warehouse and assembly space at a separate location in Los Angeles, California on a month-to-month basis pursuant to an oral agreement. The warehouse and assembly space constitutes approximately 11,000 square feet and has a rental expense of approximately $6,000 per month. The Company will consider, as its requirements dictate, moving to new executive and administrative offices after the conclusion of this offering and also intends to secure additional warehouse space. Although these new facilities have not been identified as of the date hereof, the Company believes that suitable facilities at reasonable rental costs will be available.

Item 3.
LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor does it have knowledge of any threatened or pending material litigation.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The company did not hold any meetings of shareholders during the fiscal year ended December 31, 1999. The Company intends to hold an Annual Meeting during the fiscal year ending December 31, 2000.

                                     PART II

Item 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company completed its initial public offering on April 1, 1998 and the Company's common stock commenced trading on the Nasdaq SmallCap market under the symbol "ROLL." The offering price of the Company's common stock in its initial public offering was $5.00. Effective November 22, 1999, the Company's common stock ceased being listed on the NASDAQ Small Cap Market and commenced trading on the Over the Counter Bulletin Board. Set forth below is the high and low bid price of the Company's common stock for each quarter since the date of its initial public offering. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                 QUARTER ENDED                     HIGH BID         LOW BID
     -----------------------------------------     --------        --------
     April 1 - June 30, 1998 .................      $5.688           $2.375
     July 1 - September 30, 1998 .............      $3.625            $1.50
     October 1 - December 31, 1998 ...........      $2.938           $0.625
     January 1 - March 31, 1999 ..............     $1.9375            $0.50
     April 1 - June 30, 1999 .................       $1.75          $1.3125
     July 1 - September 30, 1999 .............      $1.875           $0.625
     October 1 - December 31, 1999 ...........       $1.00            $0.25

On April 3, 2000, the high and low bid price was $0.75.

         The Company's trading symbol is now ROLL.OB. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

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

         Rollerball was founded by Chairman, President and Chief Executive Officer Jack Forcelledo in 1994. Prior to 1998, the Company has primarily devoted its efforts to refining the patented Radial Skateball Technology(TM) concept, testing new product prototypes, upgrading new component parts and test marketing the performance features of the products in selected international markets and on direct response television marketing channels (The Home Shopping Network, Fit TV) in the United States. Additionally, management has expanded significant efforts obtaining domestic and international patent and trademark protection and sourcing, identifying and developing manufacturing and supplier relationships. By the fourth quarter of 1997, the Company had completed the design, testing and manufacturing processes for 18 different skate models in 2 ball (70MM), 3 and 4 ball (60MM) configurations at various price points covering the recreation, fitness, hockey and aggressive segments of the inline skate market and had established a nationwide network of sales representatives to launch the distribution of the product through various channels.

         To facilitate the execution of the Company's plans to successfully penetrate the United States market, the Company completed its initial public offering on April 1, 1998 and received funds from the offering on April 9, 1998. The Company then ordered approximately $1.2 million in inventory to penetrate the domestic market. Due to lead times in the Orient, the Company did not receive its products until June 1998 and has been shipping in limited amounts domestically and internationally. From inception in March 1994 through the year ended December 31, 1999, the Company has generated approximately $15 million in revenue from a previously limited sales and marketing program. With a portion of the funds from the offering, the Company has launched an extensive sales and marketing program to help establish its brand name in the inline marketplace. This program has placed the Company's products on various fitness, game and variety shows, such as MTV's Real World vs. Road Rules Challenge, the Infinite Power Workout and Fox Sports Net's Ultimate Fan League, during 1998. The Company plans to continue its efforts in television and print media as well as expand its marketing on the Internet. The Company launched its web sight, www.rollerball.com, on June 1, 1998 and has continued to upgrade it to accommodate the increase in web traffic and sales orders during 1998 and throughout 1999. As part of the Company's May 1999 settlement agreement with MGM, the company granted MGM the limited rights to the www.rollerball.com web address. The Company's web site address is currently www.rollerballskates.com, where its skates and accessories can be purchased through the use of a secured web server.

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

         ACCUMULATED DEFICIT; RECENT LOSSES; For the fiscal year ended December 31, 1999, the Company had a net loss of $1,967,958 as compared to a net loss of $3,329,491 for the fiscal year ended December 31, 1998. For the year ended December 31, 1999, the Company had working capital of $173,425. At December 31, 1998 and December 31, 1999, the Company had an accumulated deficit of $8,465,016 and $10,432,974, respectively. Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures to market its products in a highly competitive industry, the Company may experience significant operating losses that could continue until such time, if ever, that the Company is able to generate sufficient additional revenues to support its operations.

         LIMITED OPERATING HISTORY; RAPID GROWTH. The Company was incorporated in 1994 and has not been in business long enough to enable an investor to make a reasonable judgment as to its future performance. Since the commencement of operations, the Company's operating expenses have grown rapidly and the Company intends to continue to expand operations. From its inception through December 31, 1999, the Company has had approximately $14,954,000 in total sales, of which $7,181,000 were in the international market and $7,773,000 were U.S. domestic sales. For the fiscal year ended December 31, 1999 the Company had total sales of approximately $1,588,000, of which $21,000 were in international markets and the remainder were U.S. domestic sales. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a developing business and the competitive environment in which the Company operates. There can be no assurance the Company will be able to implement its business plans or manage the growth of its operations. See "Business."

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

         RELIANCE ON MAJOR CUSTOMERS. Three of the Company's largest customers represented 56.1% of total sales for the fiscal year ended December 31, 1998, and 73.7% of total sales for the year ended December 31, 1999. For the year ended December 31, 1999 these three customers accounted for 48.7%, 24.4% and 6.8% respectively, of total sales. In 1998, these three customers were The J.C. Penney Company, Fit TV and Finnkekka Oy. In 1999, the three largest customers were The Home Shopping Network, The J.C. Penney Company, and QVC. As is customary in the industry, the Company does not have long-term contracts with any of its customers. While management expects the Company's customer base to expand, a limited number of large orders may continue to account for a significant portion of the Company's sales during any given period for the foreseeable future. The loss of, or a reduction in business from, any of its major customers could have a material adverse effect on the Company's results of operations. See "Business -- Sales and Marketing."

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

         ABILITY TO MANAGE GROWTH. The Company anticipates a period of rapid growth that is expected to place a strain on the Company's administrative, financial and operational resources. The Company's ability to manage any staff and facilities growth effectively will require it to improve its operational, financial and management controls, to continue to improve its reporting systems and procedures, to install new management information systems and to train, motivate and manage its employees. There can be no assurance that the Company will install such management information systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. If the Company is unable to hire, train and retain qualified personnel to implement the necessary services effectively, its ability to attract repeat sales could be adversely affected, which could limit the Company's growth opportunities. If the Company's management is unable to manage growth effectively, such as if the Company's sales and marketing efforts exceed its capacity to obtain inventory in a timely manner, the Company's business, operating results and financial condition could be adversely affected. See "Business" and "Management."
                                       20

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

         PENNY STOCK REGULATION. The Company's common stock is currently listed on the Over the Counter Bulletin Board. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. In addition, if the Company's securities do not meet an exception to the penny stock regulations cited above, trading in the Company's securities would be covered by Rule 15g-9 promulgated under the Exchange Act for non-Nasdaq and non-national securities exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

         FUTURE ISSUANCES OF STOCK BY THE COMPANY; AUTHORIZED PREFERRED STOCK. As of the date of this annual report, the Company has 50,000,000 shares of Common Stock authorized, of which 6,106,695 shares are issued and outstanding. An additional 554,088 shares have been reserved for issuance underlying outstanding warrants and an aggregate of 850,000 shares for issuance under the 1994 Employee Plan and the Director Plan of which options to purchase 645,979 are issued and outstanding. The Company will also have 10,000,000 shares of preferred stock, $.10 par value per share (the "Preferred Stock"), authorized, none of which have been issued as of the date hereof.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Sales. Net sales for the year ended December 31, 1999 were $1,588,177, which represents an increase of $25,531, or 1.6%, as compared to the year ended December 31, 1998. This increase was primarily attributable to the Company's ability to maintain its sales base in an inline skate market that continued its major decline in 1999 by strategic price decreases during the year ended December 31, 1999 as compared to the year ended December 31, 1998. These price reductions were possible because of the Company's ability to negotiate decreases in its cost of sales during the same period, resulting in an increased gross profit margin for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

         Gross Profit. Gross margin for the year ended December 31, 1999 was 37.3%, which represents an increase of 4.5% as compared to the year ended December 31, 1998. This increase in profit margin resulted from negotiated decreases in cost of sales obtained by the Company from its manufacturers and components suppliers combined with the resulting consistent decreases in its prices to its customers as well as an improvement in product mix of higher margin to lower margin products during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

         Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 1999 were $718,730, which represents a decrease of $767,081, or 51.6%, as compared to the year ended December 31, 1998. The decrease in selling and marketing expenses in 1999 reflected the company's continued strategy of streamlining and making its marketing and sales efforts more efficient. The decrease is primarily attributable to the decreased advertising, promotional efforts, and selling consultants expense the Company has in an attempt to reduce its overall selling and marketing costs. Also, decreased warehousing costs were experienced due to decreased production and the resulting decreased levels of inventory during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1999 were $1,705,729, which represents an increase of $140,353, or 9.0%, compared to the year ended December 31, 1998. This increase was primarily due to an increase in outside professional and consulting fees.

         Interest. The Company's interest expense for the year ended December 31, 1999 was $136,500 as compared to interest expense of $790,456 for the year ended December 31, 1998. This decrease was attributable to the Company's elimination of interest payable on debt repaid as well as debt issuance costs from proceeds of the initial public offering in 1998.

         Net Loss. Net loss for the year ended December 31, 1999 was $1,967,958, which represents a decrease of $1,361,533, compared to a $3,329,491 net loss for the year ended December 31, 1998. The decrease in net loss resulted primarily from the decrease in the Company's total operating expenses and interest expense for the year ended December 31, 1999 as compared to the year ended December 31, 1998. These expenditure decreases were made in an attempt to streamline the operations of the company in order to substantially reduce the net loss for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

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

         At April 12, 2000, the Company had cash reserves of approximately $39,000. Management has been discussing various financing proposals to obtain either debt financing or equity capital in order to meet its capital and operating needs. No formal agreements have been executed, and there can be no assurance that the Company will be able to obtain necessary financing. Management has also undertaken various cost saving steps in the last six months to conserve its cash. Unless the Company can obtain necessary financing within a short time period, or its sales increase, it may be unable to sustain operations.

         Property and equipment expenditures totaled $14,103 and expenditures for other assets totaled $12,221 for the year ended December 31, 1999. Expenditures for other assets primarily include legal fees paid to develop various patents and trademarks.

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

Item 7.
FINANCIAL STATEMENTS

See Financial Statements included as pages F-1 through F-18 annexed hereto as follows:

         Independent Auditors' Report
         Balance Sheets as of December 31, 1999 and 1998
         Statements of Operations for the years ended December 31, 1999 and 1998 Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 Statements of Cash Flows for the years ended December 31, 1999 and 1998 Notes to Financial Statements

Item 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 28, 2000, Ernst & Young, LLP, which acted as the independent accountants to the Company with respect to the fiscal years ended December 31, 1997 and 1998, notified the Company that it was resigning as the Company's independent accountants. The resignation of Ernst & Young was not recommended by the Board of Directors of the Company or the audit committee of the Board of Directors. Ernst & Young's resignation is not the result of any disagreement with the Company on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure. Management of the Company has accepted the resignation of Ernst & Young in order to significantly reduce the Company's audit and income tax preparation costs.

         The reports of Ernst & Young on the Company's financial statements for the two fiscal years ended December 31, 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years and in the subsequent interim periods, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

         Effective March 27, 2000, The Board of Directors of the Company determined that it would be in the best interests of the Company to retain the services of Merdinger, Fruchter, Rosen & Corso, P.C. to replace Ernst & Young, LLP as its independent accountants and auditors. The firm will be auditing the Company's financial statements to be included in the Company's Form 10-KSB for its fiscal year ended December 31, 1999.

         During the last two fiscal years and subsequent periods, the Company did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure or accounting principles applicable to any specific transaction.

                                    PART III

Item 9.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The officers and directors of the Company are as follows:

NAME                       AGE                    OFFICE
----                       ---                    ------
Jack Forcelledo            58          Chairman of the Board, Chief
                                       Executive Officer and President

Arthur Dale Baker          47          Vice President, Design and
                                       Development

James T. Hartnett          40          Vice President, Administration
                                       and Secretary

Elizabeth Forcelledo       55           Director

John T. Botti              35           Director

Michael Katz               57           Director

         Jack Forcelledo is the founder of RollerBall International Inc., and has been Chairman, President and Chief Executive Officer of the Company since its inception in 1994. Mr. Forcelledo has more than thirty of management experience in both domestic and international consumer products with Fortune 500 companies and entrepreneurial ventures. From 1988 through 1994 Mr. Forcelledo was a private investor and operated the Forcelledo Marketing Group, an unincorporated entity. Forcelledo Marketing Group conducted limited business activities and was involved with assisting other entrepreneurial ventures in marketing their products, including pre-incorporation activities of the Company. From 1981 to 1988, he was President of Matchbox International and Vice Chairman of the Board of Universal Matchbox (Toys) Group, Ltd., a New York Stock Exchange traded company. From 1969 to 1981, Mr. Forcelledo served in various marketing capacities with Mattel Toys, Ralston Purina and Keebler Foods and was responsible for the management, development and marketing of several internationally recognized products including breakfast cereals, pet foods, snack/cracker and toy products. Mr. Forcelledo holds Bachelor of Arts, Bachelor of Journalism and a Masters of Arts degrees from the University of Missouri.

         Arthur Dale Baker has served as the Company's Vice President of Design and Development since its inception. From June 1991 to March 1994 Mr. Baker was the owner and President of Arthur Baker Design, a private design firm. Mr. Baker has over twenty years of experience in industrial design and engineering, specializing in transportation products, automotive products and sporting goods such as skates, surfboards, boogie boards and skateboards. From May 1989 to June 1991, he was Director of Design and Engineering for Senter Engineering. Mr. Baker holds a Bachelor of Fine Arts and Master of Arts degrees from the University of Tulsa and is a graduate of the Art Center College of Design in Pasadena, California.
                                       28

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

         Michael Katz, director, is an executive consultant to the interactive software and multi-media industry. Since 1994 Mr. Katz has been President of Michael Katz and Associates, a private consulting firm to the interactive software and multimedia industry. Mr. Katz has been on the Board of Directors of TimeSink Inc. since 1996. From 1996 to 1997 Mr. Katz was also the Non-Executive Chairman of the Board of Directors of Entertainment On-line US, the privately held United States division of a United Kingdom on-line game network company. From 1990 to 1994 Mr. Katz was a private consultant to and investor in the video game industry and the President of the consumer division of Triox Technologies, Inc. From 1989 to 1990 Mr. Katz was President of Sega of America. From 1985 through 1989 Mr. Katz was President of the video game division of Atari, Inc. From 1979 through 1983 Mr. Katz was a vice president of marketing at Coleco Industries. Mr. Katz was marketing director of new product categories at Mattel Toys from 1975 to 1979. Mr. Katz holds a Bachelor of Arts from Cornell University and a Masters of Business Administration from Columbia Business School.
                                       29

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

         The Board of Directors is currently comprised of four persons. Mr. Forcelledo serves as the Class 1 Director to serve for a term of three years until the 2000 annual meeting of stockholders; Mr. Botti and Mrs. Forcelledo serve as Class 2 Directors; and Mr. Katz serves as the Class 3 Director. There was no 1999 annual meeting. The Company intends to hold a shareholder meeting in 2000. Thereafter, each class of directors standing for re-election shall be elected for a term of three years.
                                       30

Item 10.
EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all plan and non-plan compensation awarded to, or paid by the Company during the years ended December 31, 1999, 1998 and 1997 for Mr. Jack Forcelledo, the sole executive officer during such periods. No other officer or director received compensation equal to or in excess of $100,000 during such periods.

                           SUMMARY COMPENSATION TABLE
                                                                                           LONG TERM COMPENSATION
                                                                                                    AWARDS
                                                                                            ----------------------
                                                                                                            NO. OF
                                                                                                          SECURITIES
                                                    ANNUAL COMPENSATION                      RESTRICTED   UNDERLYING
                                        FISCAL     --------------------      OTHER ANNUAL      STOCK       OPTIONS
NAME AND PRINCIPAL POSITION              YEAR       SALARY         BONUS     COMPENSATION      AWARD(S)     GRANTED
------------------------------------     ----       ------         -----     ------------      --------     -------
Jack Forcelledo Chairman, ..........     1999      $82,377 (2)      $0             $0             0               0
  President and Chief ..............     1998     $185,000          $0             $0             0          75,000
  Executive Officer ................     1997     $160,000          $0        $88,448(1)          0          75,000

--------
(1) Reflects royalty payments under Mr. Forcelledo's royalty agreement which has been terminated as of January 1, 1997.

(2) Pursuant to Mr. Forcelledo's employment agreement, Mr. Forcelledo was entitled to a total salary of $216,000 for 1999. In light of the Company's financial condition, Mr. Forcelledo unilaterally and solely elected to receive only $82,377 in compensation. The balance in salary payable for 1999 of $133,623 has been accounted for by the Company as accrued salaries that are payable to Mr. Forcelledo when and if the Company's financial condition allows for such payment.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                  NUMBER OF          PERCENT OF TOTAL
                                 SECURITIES            OPTIONS/SARS
                                 UNDERLYING             GRANTED TO        EXERCISE OR
                                OPTIONS/SARS       EMPLOYEES IN FISCAL    BASE PRICE
           NAME                    GRANTED                 YEAR             ($/SH)       EXPIRATION DATE
---------------------------- --------------------- --------------------- -------------- ------------------
Jack Forcelledo, CEO (1)            75,000                  9%               $5.00           1/01/03
---------------------------- --------------------- --------------------- -------------- ------------------

--------
(1) Pursuant to the terms of his employment agreement, Mr. Forcelledo was granted an aggregate of 300,000 options which vest at a rate of 75,000 per year each January 1.
                                       31

Aggregated Option/SAR Exercises

     The following table contains information with respect to the named executive officer concerning options held as of the fiscal year ended December 31, 1998.

                                                                                VALUE OF UNEXERCISED
                                                  NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                       SHARES                         OPTIONS AS OF                AT DECEMBER 31,
                    ACQUIRED ON      VALUE          DECEMBER 31, 1999                  1999(1)
      NAME            EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -----------     --------    -------------------------     -------------------------
Jack Forcelledo          0             0            289,653/75,000 (2)                 0/0 (2)


----------
(1) Assuming a market value of $5.00 per share.

(2) The options were granted in April 1994 and April 1998. The five-year options have exercise prices ranging from $1.125 to $5.00 per share. The options vest at the rate of 75,000 per year on January 1 of each year. The options include both incentive and non-incentive stock options. See "Stock Option Plans" and "Employment Agreements".

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

         The Board of Directors has also established a compensation committee ("Compensation Committee") consisting of Messrs. Forcelledo, Botti and Katz. The Compensation Committee is responsible for the negotiation, review and approval of the compensation of senior executives of the Company. The Compensation Committee is also responsible for administration of the 1994 Employee Plan and the Director Plan.
                                       32

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

         Pursuant to Mr. Forcelledo's employment agreement, Mr. Forcelledo was entitled to a total salary of $216,000 for 1999. In light of the Company's financial condition, Mr. Forcelledo unilaterally and solely elected to receive only $82,377 in compensation. The balance in salary payable for 1999 of $133,623 has been accounted for by the Company as accrued salaries that are payable to Mr. Forcelledo when and if the Company's financial condition allows for such payment.

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

         In addition, Mr. Forcelledo is provided with the Company's standard health and other benefits and a policy of life insurance in the amount of $500,000 payable to a beneficiary to be named by Mr. Forcelledo. He also receives an automobile allowance of $500 per month and reimbursement for expenses incurred on behalf of the Corporation and in connection with the performance of his duties.
                                       33

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

STOCK OPTION PLANS

1994 Employee Plan

     In September 1994, the Company adopted the 1994 Employee Plan. The 1994 Employee Plan provides for the grant of options to purchase up to 750,000 shares of the Company's Common Stock. Under the terms of the 1994 Employee Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("NSOs"). As of December 31, 1999, the Company had reserved 594,826 shares for outstanding options under the 1994 Employee Plan. None of the outstanding options have an exercise period exceeding five years.

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

     As of December 31, 1999, 60,000 options have been granted under the Director Plan to the three non-employee directors with an exercise price of $5.00 per share. The Director Plan will expire in December 2007.

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


                                                                               AMOUNT AND
                                                                               NATURE OF         PERCENTAGE
                                                                               BENEFICIAL      AS OF MARCH 24,
 NAME AND ADDRESS OF BENEFICIAL OWNER             POSITION WITH COMPANY(1)    OWNERSHIP (2)        1999(3)
 ------------------------------------             ------------------------    -------------    ---------------
Jack Forcelledo(4) .........................      Chairman of the Board,         1,383,971         28.9%
                                                     President, Chief
                                                     Executive Officer

James T. Hartnett(7) ........................      Vice-President                   53,481          1.1%

Arthur Dale Baker(8) ........................      Vice-President                   53,482          1.1%

Elizabeth Forcelledo(4) .....................      Director                      1,169,318         24.5%

John T. Botti(9) ............................      Director                         10,000           *
  c/o Bitwise Designs, Inc.
      Technology Center
      Schenectady, NY 12306

Michael Katz(9)..............................      Director                       10,000             *
  One San Rafael Avenue
      Tiburon, CA 94920

Sercap Holdings LLC(6).......................                                     226,667           4.7%
  c/o 3535 Piedmont Road N.E
       Suite 440
       Atlanta, GA 30305

All Officers and Directors as a Group........                                   1,540,934         32.3%
  (7 persons)(3)(4)(7)(8)(9)

---------
* denotes less than 1%

(1) Unless indicated, all addresses are c/o the Company at 9255 Doheny Road, Suite 2705, Los Angeles CA 90069.

(2) Each person listed has sole voting and investment power over the shares listed as beneficially owned unless otherwise indicated.

(3) Includes issuance of the Conversion Shares, Bridge Shares and 1997 Loan Shares.

(4)  Includes (i) 1,159,318 shares of Common Stock owned jointly by
     Mr. Forcelledo and Mrs. Forcelledo; (ii) options to purchase 10,000 shares issued to Mrs. Forcelledo under the Director Plan; (iii) five-year options to purchase 64,653 shares with an exercise price of $1.125 per share which were granted in April 1994 and (iv) 150,000 vested five-year options with an exercise price equal to $5.00. Does not include 150,000 nonvested options as with an exercise price equal to $5.00.

(5)  Not used.

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

         The Company is a Delaware corporation and is subject to Section 203 of the DGCL. In general, Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested stockholder unless: (i) before that person became an interested stockholder, the Board of Directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination; (ii) upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer); or (iii) on or following the date on which that person became an interested stockholder, the business combination is approved by the Company's Board and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting stock of the Company not owned by the interested stockholder.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
                                       41

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K (THIS NEEDS TO BE UPDATE WITH DEAN'S HELP. WHAT ARE THE EXHIBITS AND THEIR NUMBERS??)

(a)  Exhibits required by Item 601 of Regulation SB

Those exhibits with a * have been filed herewith. Those exhibits without an * have previously been filed with the Securities and Exchange Commission and are incorporated by reference herein.

EXHIBIT NO.                         DESCRIPTION

3.1 Certificate of Incorporation (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

3.2 Amended and Restated Certificate of Incorporation of the Registrant (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

3.3 Bylaws (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

3.4 Amended and Restated Bylaws (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.1 Form of Common Stock Certificate (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.2 Form of Underwriter's Warrant issued to Auerbach, Pollak & Richardson, Inc. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.3 Form of 1996 Warrant issuable to holders of 12% Debentures (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.4 Form of 12% Convertible Debenture in the aggregate principal amount of $1,775,000 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.5 Form of 12% Bridge Note in the aggregate principal amount of $700,000 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.6 Form of $400,000 principal amount Note dated October 24, 1997 in favor of Sercap Holdings LLC. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.7 Form of $600,000 principal amount Note dated October 24, 1997 in favor of Sercap Holdings LLC. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.8 Form of $100,000 principal amount Loan Agreement dated September 22, 1997 between Jack Forcelledo and David Field. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.9 Form of Agent Warrants issued to Auerbach, Pollak & Richardson Inc., in June 1994. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.10 Form of Waiver Letter to holders of 12% Debentures extending maturity date to April 30, 1998 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

4.11 Form of Lock-In Agreement between the Company and Jack and Elizabeth Forcelledo (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.1 Lease agreement for principal offices located at 9255 Doheny Road Suite 2705 Los Angeles California 90069. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.2 Lucky Yeh Distribution Agreement (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.3 Consarino Royalty Agreement, entered into in March 1995. (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.4 Franco Rosso Consulting Agreement dated as of March 25, 1995 and Royalty Agreement among the Company, Franco Rosso, Ettore Carenini and Guisseppe Rosso dated March 25, 1995 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.5 Kimmel Royalty Agreement (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.6 Form of Employment Agreement dated as of January 1, 1997 between the Company and Jack Forcelledo (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.7 1994 Employee Stock Option Plan (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.8 1997 Non-Executive Director Option Plan (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.9 Restated Royalty Agreement dated August 7, 1992 by and between Jack Forcelledo, Elizabeth Forcelledo and the Company (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.10 Form of Employment Agreement dated August 18, 1997 between the Company and Kenneth Teasdale (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.11 Reinstatement of FMG Royalty Agreement dated March 20, 1995 between the Company and Jack and Beth Forcelledo (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.12 Form of Registration Rights Agreement among the Company and the holders of 12% Debentures dated as of September 1996 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

10.13 RollerBall Skate Agreement between Forcelledo Marketing Group and Guisseppe Rosso entered into in August 1992 (Filed as exhibit to the Company's registration statement of form SB-2, registration number 333-33567)

21.      Subsidiaries. None

27.      * Financial Data Schedule

---------
(b)  Reports on Form 8-K
     None.

                         ROLLERBALL INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                         ROLLERBALL INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                      INDEX

INDEPENDENT AUDITORS' REPORT                                            1

BALANCE SHEETS                                                          2

STATEMENTS OF OPERATIONS                                                3

STATEMENT OF STOCKHOLDERS' EQUITY                                       4

STATEMENTS OF CASH FLOWS                                              5 - 6

NOTES TO FINANCIAL STATEMENTS                                         7 - 20

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ROLLERBALL INTERNATIONAL, INC.

We have audited the accompanying balance sheet of Rollerball International, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Rollerball International, Inc. as of December 31, 1998, were audited by other auditors, whose report dated March 3, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollerball International Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and negative cash flow from operations as well as its default on its debt payable raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                     Certified Public Accountants

Los Angeles, California
April 8, 2000

                         ROLLERBALL INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                                                               December 31,
                                                                                     ------------------------------------------
                                                                                            1999                   1998
                                                                                     -------------------    -------------------
         ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                   $         10,029       $         132,099
         Accounts receivable, net of allowance for
         doubtful accounts of  $50,000 and $50,000                                            272,849                 212,770
         Inventory                                                                          1,165,588               1,468,022
         Prepaid expenses                                                                     177,399                 168,884
                                                                                     ----------------       -----------------
           Total Current Assets                                                             1,625,865               1,981,775

     FURNITURE AND EQUIPMENT, net of
          Accumulated depreciation of $515,357 and $383,832                                   265,536                 382,958

     INTANGIBLE ASSETS, net of accumulated amortization
        of $515,357 and $383,832                                                              510,162                 557,760
                                                                                     ----------------       -----------------
         TOTAL ASSETS                                                                $      2,401,563       $       2,922,493
                                                                                     ================       =================
          LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable and accrued expenses                                       $      1,449,949       $       1,142,282
         Due to factor                                                                          2,491                       -
         Notes payable to stockholders                                                         57,000                  57,000
         Advances from stockholders                                                            21,072                  49,129
         Debt Payable                                                                          90,000                 100,000
                                                                                     ----------------       -----------------
           Total Liabilities                                                                1,620,512               1,348,411
                                                                                     ----------------       -----------------
       COMMITMENTS AND CONTINGENCIES (Note 10)                                                      -                       -

     STOCKHOLDERS' EQUITY
         Common stock - $.001 par value; 50,000,000 shares authorized;
           6,384,474 and 4,756,693 shares issued and outstanding                                6,384                   4,757
         Additional paid-in-capital                                                        11,222,641              10,034,341
         Advances to stockholder                                                              (15,000)                      -
         Accumulated deficit                                                              (10,432,974)             (8,465,016)
                                                                                      ---------------       -----------------
           Total Stockholders' Equity                                                         781,051               1,574,082
                                                                                      ---------------       -----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     2,401,563       $       2,922,493
                                                                                      ===============       =================


   The accompanying notes are an integral part of these financial statements.

                         ROLLERBALL INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                  For the Year Ended
                                                                                                      December 31,
                                                                                       -----------------------------------------
                                                                                               1999                   1998
                                                                                       -------------------     -----------------
     NET SALES                                                                         $        1,588,177      $      1,562,664
                                                                                       ------------------      ----------------
     COST OF SALES                                                                                995,176             1,049,712
                                                                                       ------------------      ----------------
     GROSS PROFIT                                                                                 593,001               512,952
                                                                                       ------------------      ----------------
     OPERATING EXPENSES:
         Selling and marketing                                                                    718,730             1,485,811
         General and administrative                                                             1,705,729             1,566,176
                                                                                       ------------------      ----------------
           Total Operating Expenses                                                             2,424,459             3,051,987
                                                                                       ------------------      ----------------
     LOSS FROM OPERATIONS                                                                      (1,831,458)           (2,539,039)

     OTHER EXPENSE
         Interest Expense                                                                        (136,500)             (790,456)
                                                                                       ------------------      ----------------
     LOSS BEFORE PROVISION FOR INCOME TAXES                                                    (1,967,958)           (3,329,491)

     PROVISION FOR INCOME TAXES                                                                         -                     -
                                                                                       ------------------      ----------------
     NET LOSS                                                                          $       (1,967,958)     $     (3,329,491)
                                                                                       ==================      ================
     NET LOSS PER COMMON SHARE - basic and diluted                                     $            (0.37)     $          (0.76)
                                                                                       ==================      ================
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted                             5,347,916             4,398,210
                                                                                       ==================      ================

   The accompanying notes are an integral part of these financial statements.

                         ROLLERBALL INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                    Common Stock          Additional                                       Total
                                              --------------------------    Paid-in      Advances to      Accumulated  Stockholders
                                                 Shares      Amount        Capital      Stockholder       Deficit          Equity
                                              ----------- ------------   -----------  ---------------  ------------    ------------
Balance at December 31, 1997                   2,683,568   $     2,684   $ 2,718,152  $             -  $ (5,135,525)   $(2,414,689)
   Exercise of warrants                           82,127            82       137,901                -             -        137,983
   Net proceeds from issuance of stock         1,250,000         1,250     5,215,529                -             -      5,216,779
   Debt converted to common shares               740,998           741     1,856,759                -             -      1,857,500
   Capital contribution from officer                   -             -       106,000                -             -        106,000
   Net loss                                                                        -                -    (3,329,491)    (3,329,491)
                                               ---------   -----------   -----------  ---------------  ------------    -----------
Balance at December 31, 1998                   4,756,693         4,757    10,034,341                     (8,465,016)     1,574,082
   Proceeds from issuance of stock             1,411,301         1,411     1,141,645                -             -      1,143,056
   Offering costs                                      -             -      (234,141)               -             -       (234,141)
   Issuance of stock for services                216,480           216       280,796                -             -        281,012
   Advances to stockholders                            -             -             -          (15,000)            -        (15,000)
   Net loss                                                                                         -    (1,967,958)    (1,967,958)
                                               ---------   -----------   -----------  ---------------  ------------    -----------
Balance at December 31, 1999                   6,384,474   $     6,384   $11,222,641  $       (15,000) $(10,432,974)   $   781,051
                                              ==========   ===========   ===========  ===============  ============    ===========

   The accompanying notes are an integral part of these financial statements.

                         ROLLERBALL INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                  For the Year Ended
                                                                                                     December 31,
                                                                                       -----------------------------------------
                                                                                              1999                   1998
                                                                                       -------------------     -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                     $       (1,967,958)     $      (3,329,491)
         Adjustments to reconcile net loss to net cash used in operating
          Activities
         Bad debt expense                                                                               -                 50,000
         Equity securities issued for services                                                     93,513                      -
         Depreciation and amortization                                                            176,344                181,309
         Amortization of debt issuance costs                                                            -                620,760
           Changes in assets and liabilities:
           (Increase) Decrease
              Accounts Receivable                                                                 (60,079)              (219,262)
              Inventory                                                                           302,434               (988,504)
              Prepaid expenses                                                                    178,985                (39,372)
           Increase (Decrease)
              Accounts payable and accrued expenses                                               307,667                (36,104)
                                                                                       ------------------      -----------------
     NET CASH USED IN OPERATING ACTIVITIES                                                       (969,094)            (3,760,664)
                                                                                       ------------------      -----------------
     CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of furniture and equipment                                                      (14,103)               (87,525)
         Increase in intangible assets                                                            (12,221)               (88,746)
                                                                                       ------------------      -----------------
     NET CASH USED IN INVESTING ACTIVITIES                                                        (26,324)              (176,271)
                                                                                       ------------------      -----------------
     CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of common stock                                               908,914              5,051,373
         Advances from factor                                                                     243,000                      -
         Repayments to factor                                                                    (240,509)                     -
         Payment on debt                                                                                -             (1,300,000)
         Proceeds from debt                                                                       (10,000)                     -
         Proceeds from notes and loans payable to stockholders                                          -               (193,000)
         Proceeds from loan to stockholders                                                             -                 33,970
         Payments on loans to stockholders                                                              -                 (5,500)
         Net payable on advances to stockholders                                                  (28,057)                     -
         Exercise of warrants                                                                           -                137,983
                                                                                       ------------------      -----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    873,348              3,724,826
                                                                                       ------------------      -----------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (122,070)              (212,109)
     CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                132,099                344,208
                                                                                       ------------------      -----------------
     CASH AND CASH EQUIVALENTS - END OF YEAR                                           $           10,029      $         132,099
                                                                                       ==================      =================
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash Paid During the Period for
         Interest                                                                      $           13,000      $         275,476
                                                                                       ==================      =================
         Income taxes                                                                  $                -      $             800
                                                                                       ==================      =================


   The accompanying notes are an integral part of these financial statement.

                         ROLLERBALL INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

NON-CASH INVESTING AND FINANCING TRANSACTION

         During the year ended December 31, 1999, the Company issued 216,480 shares of its common stock for services rendered. The shares were valued at the current market value of the Company's common stock on the dates of issuance for an aggregate amount of $281,012.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Organization and Business Activity

                Rollerball International, Inc. (the "Company"), was incorporated under the laws of the state of Delaware on March 7, 1994. The Company develops, manufactures, distributes and markets inline skates, and related accessories under the Rollerball trademark throughout Europe, Asia and North America through independent sales representatives and distributors.

                Basis of Presentation

                As reflected in the accompanying financial statements, the Company has had recurring losses and a negative cash flow from operations adn is in default on its debt payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:


                 * The Company is continuing to reduce its operating overhead in order to reduce the amount of cash needed to fund operations.

                 * Structure arrangements for the provision of services by outside consultants and third party providers in a manner which reserves the cash flow of the Company, such as through agreements which require those consultants or service provider to take a portion of any agreed-upon fee in stock or stock options.

                 * Acquire capital financing in the amount of $2.5 million dollars or more through a long-term debt instruments, short-term convertible notes, private placements or other sales of the Company's securities, as may deemed appropriate by the Company's Board of Directors.

                Reclassification

                Certain prior year amounts have been reclassified to conform to current year presentation.

                Use of Estimates and Assumptions

                The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Fair Value of Financial Instruments

                The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable to stockholders, advances from stockholder and debt also approximate fair value because current interest rates and terms offered to the Company for similar notes are substantially the same.

                Cash and Cash Equivalents

                The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                Concentration of Credit Risk and Significant Customers

                Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and trade receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company makes periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.

                The Company operates predominantly within one industry segment where certain customers represent a significant portion of the Company's business. During the years ended December 31, 1999 and 1998, approximately 73% and 56%, respectively, of the Company's sales were made to two (1999) and three (1998) customers.

                The Company's products are primarily sourced through independent purchasing agents from suppliers located in Taiwan, the People's Republic of China and Thailand. The Company negotiates the cost of its products directly with its suppliers in United States Dollars and its purchases are primarily affected through letters of credit in United States Dollars. As a result, exchange rate fluctuations could have an effect upon the Company's ability to negotiate favorable price terms with suppliers, which may adversely affect the cost of goods sold and the resultant gross margins for the Company's products. Certain components of the Company's products are maintained at manufacturers' plants located in foreign countries, which could subject the Company to a risk of loss in the event of a dispute.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1-         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Inventory

                Inventory is valued at the lower of cost or market. Cost is determined by the first-in first-out ("FIFO") method.

                Impairment of Long-Lived Assets

                In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets.

                Furniture and Equipment

                Furniture and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets that range between five and seven years.

                Intangible Assets

                Intangible assets consist of patents and trademarks which are recorded at cost and are being amortized using the straight-line method over 15 years.

                Revenue Recognition

                The Company recognizes revenue from product sales to customers upon shipment. The Company provides a warranty of its products against defects for a specified period and has policies permitting customers to return products under certain circumstances.

                In addition, certain of the Company's distributors and agents are entitled to rebates upon attaining specified sales levels. A provision is made on the date of sale for the estimated amount of product returns and rebates that may occur under these programs. Amounts related to warranty, returns and rebates have not been significant.

                Advertising Costs

                Advertising costs are expensed as incurred. Advertising expense, including costs related to trade shows, amounted to $69,437 and $388,082 for the years ended December 31, 1999 and 1998, respectively.

                Research and Development Costs

                Research and development costs are expensed as incurred and amounted to $11,500 and $25,557 for the years ended December 31, 1999 and 1998, respectively.
                                      - 9 -

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Offering Costs

                  Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

                  Stock-Based Compensation

                  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below market price on the day of grant.

                  In 1996, FASB No. 123 "Accounting for Stock-Based Compensation", became effective for the Company. FASB 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method, for which the Company uses the Black-Scholes option-pricing model. See Note 8 for pro forma disclosures required by FASB 123 plus additional information on the Company's stock options.

                  For non-employee stock based compensation, the Company recognizes an expense in accordance with FASB 123 and values the equity securities base on the fair value of the security on the date of grant. For Stock based awards, the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

                  Income Taxes

                  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not.

                  Deferred taxes assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for changes in tax rates is recognized in income in the period that includes the enactment date.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loss Per Common Share

                  The Company calculates net loss per share based on SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 1999 and 1998, the weighted average shares outstanding would have been increased by 675,979 and 594,826 shares of the Company's common stock if the issued and exercisable stock options and warrants would have been dilutive.

                  Comprehensive Income

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                  Impact of Year 2000 Issue

                  As of December 31, 1999, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

NOTE 2 -          INVENTORY

                  Inventory is summarized as follows as of:

                                                            December 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
                  Parts                            $  296,400      $  296,400
                  Consigned inventory                 179,422               -
                  Finished goods                      689,766       1,171,622
                                                   ----------      ----------
                  Total inventory                  $1,165,588      $1,468,022
                                                   ==========      ==========

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 -          FURNITURE AND EQUIPMENT

                  Furniture and equipment consisted of the following:

                                                            December 31,
                                                    --------------------------
                                                      1999              1998
                                                    ---------        ---------
                  Office and trade show equipment   $ 182,076        $ 181,473
                  Molds and tooling                   536,319          522,819
                  Machinery and equipment              62,498           62,498
                                                    ---------        ---------
                                                      780,893          766,790
                  Less accumulated depreciation      (515,357)        (383,832)
                                                    ---------        ---------
                  Furniture and equipment, net      $ 265,536        $ 382,958
                                                    =========        =========

                Depreciation expense for the years ended December 31, 1999 and 1998 was $131,525 and $139,859, respectively.

NOTE 4 -          INTANGIBLE ASSETS

                  Intangible assets are summarized as follows as of:

                                                            December 31,
                                                    --------------------------
                                                      1999              1998
                                                    ---------        ---------
                  Patents                           $ 404,226        $ 403,431
                  Trademarks                          253,240          241,814
                                                    ---------        ---------
                                                      657,466          645,245
                  Less:  Accumulated amortization    (147,304)        (102,485)
                                                    ---------        ---------
                  Intangible assets                 $ 510,062        $ 542,760
                                                    =========        =========

                Amortization expense for the years ended December 31, 1999 and 1998 was $44,819 and $41,450, respectively.

NOTE 5 -          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accrued expenses consisted of the following:

                                                            December 31,
                                                    --------------------------
                                                      1999              1998
                                                    ---------        ---------
                  Trade payables                    $  709,841       $  681,478
                  Accrued officer salaries             342,806           61,197
                  Accrued consulting fees              246,730          224,279
                  Accrued interest                      14,418           10,328
                  Other accruals                       138,707          165,000
                                                    ----------       ----------
                                                    $1,452,440       $1,142,282
                                                    ==========       ==========

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6 -          DUE TO FACTOR

                  The Company has entered into a factoring agreement (the "Agreement") with Alliance Financial Capital, Inc. Pursuant to the agreement, the Company has assigned and sold to Alliance its interest in its receivables on a transaction-by-transaction basis and at each party's sole and absolute discretion. Alliance has the right of recourse in its sole discretion after 100 days to demand payment from the Company of any unpaid invoices sold, assigned and transferred.

                  Alliance may advance to the Company up to 85% of the purchase price of the receivables, less charges and reserves, with a credit limit of $1,000,000. A gross discount of 15%, less any applicable fees, shall be retained by Alliance from the collection of each total transaction amount. The Company shall be entitled to a rebate, regarding each transaction, which shall be deducted from said gross discount, if each transaction is paid within 100 days by said account debtor, as follows:

                  o Prime plus 4.25% on the funds advanced
                  o 0.025% per day discount on the invoice amount
                  o 0.025% per day administrative fee on the invoice amount

                  The agreement is collateralized by the Company's present and future accounts, instruments, contract rights, chattel paper, documents, all goods, including but not limited to equipment, machinery, furniture, furnishings and fixtures.

                  For the year ended December 31, 1999, the Company factored gross accounts receivables of $364,309 and paid factor fees of approximately $56,000. At December 31, 1999, the Company has no open accounts receivable, and owes the factor $2,491.

NOTE 7-           NOTES PAYABLE TO STOCKHOLDERS

                  Notes payable to stockholders consisted of the following:

                                                                                                   December 31,
                                                                                           --------------------------
                                                                                              1999             1998
                                                                                           ---------        ---------
                  Unsecured convertible note payable bearing interest at 12% per annum, due on demand and convertible into common

                     stock at $3.37 per share.                                             $ 7,000          $ 7,000

                  Unsecured convertible notes payable bearing interest at 12%
                     per annum, due on demand and convertible into common

                     stock at $5.05 per share.                                              50,000           50,000
                                                                                           -------          -------
                                                                                           $57,000          $57,000
                                                                                           =======          =======

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7-           NOTES PAYABLE TO STOCKHOLDERS (Continued)

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

NOTE 8 -          RELATED PARTY TRANSACTIONS

                  The Company has advances of $21,072 and $49,129 for December 31, 1999 and 1998, respectively, from stockholders that are non-interest bearing and are due on demand.

                  Since 1994, the Company has utilized the services of a related party of the principal stockholder/chief executive officer. The individual was paid $30,000 for each of the two years ended December 31, 1999 related to marketing services provided to the Company.

NOTE 9 -          DEBT PAYABLE

                  In September 1997, the Company obtained an unsecured $100,000 loan from an individual. The loan bears interest at 12%, and is due January 31, 1999. The Company has paid $10,000 of the original balance and is in default as to the remaining $90,000 unpaid balance. In addition, the principal stockholder/officer granted the individual the right to receive shares of common stock equal to the principal amount of the note divided by the initial public offering price. Such shares will come from the principal officer/stockholder.

                  The holders of the 12% Debentures also received a warrant to purchase one share of common stock for every two shares received upon conversion of the 12% Debentures, an aggregate of 247,936 warrants. The warrants are exercisable for three years from issuance at an exercise price equal to 100% of the per share offering price.

NOTE 10 -         COMMITMENTS

                  Leases

                  The Company leases its office space, warehouse space, and sales office on a month-to-month basis, including utilities. Rent expense for the years ended December 31, 1999 and 1998 was $126,537 and $112,186, respectively.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 10 -         COMMITMENTS (Continued)

                  Royalty Agreements

                  In addition to the royalty agreement with the principal shareholder and officer, the Company has entered into royalty agreements with two individuals which require the Company to pay royalties based on a certain percentage of net sales less certain deductions as defined. The royalties to one individual are based on 0.5% of net sales, except for sales based on a letter of credit, for which the royalty percentage is 0.3% of net sales. The royalties to the other individual are based on 1% of net sales except for sales based on a letter of credit, for which the royalty percentage is 0.6% of net sales. This agreement was reduced by 50% effective January 1, 1999.
                  One of the agreements limits the royalty payment to $350,000 for any fiscal year. In addition, the Company has an agreement with the originator of the Radial Skateball technology, which provides for a monthly consulting fee of $4,000 per month through March 24, 2002 and a royalty based on 2.5% of cost of goods sold after certain deductions including expenses for patents and trademarks. Royalty expense for the years ended December 31, 1999 and 1998 was $60,700 and $29,308, respectively. All royalty agreements provide for payment of royalties in perpetuity.

                  Employment Agreements

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

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11 -         INCOME TAXES

                  The components of the provision for income taxes is as follows:

                                                  For the year ended
                                                      December 31,
                                        ---------------------------------------
                                              1999                 1998
                                        -----------------    ------------------
Current Tax Expense
  U.S. Federal                          $             --     $              --
  State and Local                                     --                    --
                                        ----------------     -----------------
    Total Current                                     --                    --
                                        ----------------     -----------------
Deferred Tax Expense
  U.S. Federal                                        --                    --
  State and Local                                     --                    --
                                        ----------------     -----------------
    Total Deferred                                    --                    --
                                        ----------------     -----------------
Total Tax Provision from
Continuing Operations                   $             --     $              --
                                        ================     =================

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                  For the year ended
                                                      December 31,
                                        ---------------------------------------
                                              1999                 1998
                                        -----------------    ------------------
     Federal Income Tax Rate                   (34.0)%             (34.0)%
     Effect of Valuation Allowance              34.0 %              34.0 %
                                        =================    ==================
     Effective Income Tax Rate                   0.0 %               0.0 %
                                        =================    ==================

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 11 -         INCOME TAXES (Continued)

                  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            December 31,
                                                    --------------------------
                                                      1999            1998
                                                    -----------   ------------
                  Deferred tax liabilities:
                     Depreciation and amortization  $   (70,553)  $   (52,968)
                                                    -----------   -----------
                  Total deferred tax liabilities        (70,553)      (52,968)
                                                    -----------   -----------
                  Deferred tax assets:
                     Accrued expenses                   126,067       126,066
                  Pre-incorporation expenses            108,540        66,380
                  Net operating losses                3,497,204     3,457,100
                                                    -----------   -----------
                  Total deferred assets               3,731,811     3,649,546
                  Valuation allowance                (3,661,258)   (3,596,578)
                                                    -----------   -----------
                  Net deferred tax assets                70,553        52,968
                                                    -----------   -----------
                  Total deferred taxes              $         -   $         -
                                                    ===========   ===========

                  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on projections of future taxable income over the periods, which the deferred tax assets are deductible, as of December 31, 1999, management believes it is likely that the Company will not realize the benefits of these deductible differences, and therefore a full valuation allowance is required. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 increased by approximately $1,047,730 and $792,000, respectively.

                  The Company has available as of December 31, 1999, approximately $10,285,894 of unused operating loss carry-forwards that may be applied against future taxable income and that expire in various years starting from 2017. Certain ownership changes in the Company could result in an annual limitation on the utilization of these operating loss carry-forwards.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 -         STOCKHOLDERS' EQUITY

                  Common Stock

                  During 1998, the underwriter warrants issued in connection with the 1994 Private Offering were exercised and 82,127 shares were issued. The Company received net proceeds of approximately $138,000 from the exercise of these warrants.

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

                  During 1999, the Company completed two private offering of 500,000 and 670,000 shares of its common stock. The proceeds to the Company were $450,000 and $502,500, respectively. In regards to the offerings, the Company paid commissions of $150,000 (for the 500,000 shares) and $49,125 (for the 670,000 shares). Also, the company incurred offering cost of $35,016 related to professional fees. In total the offering cost were $234,141. Also, during the year ended December 31, 1999, the Company issued an additional 241,301 shares of its common stock for cash proceeds of $190,556.

                  Also, during 1999, the Company incurred $281,012 of fees that were paid by the issuance of 216,480 share of its common stock. The shares were valued at the current market price as of the date that the shares were issued.

                  The Company lent $15,000 to a stockholder of the Company. The advances are non-interest bearing, secured by the common stock of the stockholder and is due on demand.

                  Stock Options

                  In September 1994, the Company adopted the 1994 Employee Plan, which provides for the grant of options to purchase 750,000 shares of the Company's common stock at not less than fair value for incentive stock options ("ISOs"). A total of 244,826 were granted in 1994 and 1995 and all such options vested immediately on the date of grant. During 1999 and 1998 an additional 234,653 and 350,000, respectively, options were granted pursuant to the Plan. The 1999 and 1998 grants were granted at fair market value and the 1998 grants vest over four years. No options have been exercised as of December 31, 1999. A total of 104,021 shares remain available for grant pursuant to the 1994 Employee Plan.

                  Pro forma information regarding net income and earnings per share is required by FASB No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: weighted-average risk-free interest rates of 6%; dividend yields of 0%; weighted-average volatility factors of the expected market price of the Company's common stock of 0.68 (1999) and 0.35
                  (1998); and a weighted average expected life of the option of 5 years.

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 -         STOCKHOLDERS' EQUITY (Continued)

                  Stock Options (continued)

                  This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  The effects of applying Statement 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

                  A summary of the Company's stock option activity and related information follows:

                                                                                                                 Weighted
                                                                                                                  Average
                                                                                      Stock Options               Exercise
                                                                                       Outstanding                Price
                                                                                       -----------              ----------
                    Options Outstanding, December 31, 1997                                 244,826              $  4.21
                    Granted                                                                350,000              $  5.00
                                                                                       -----------

                    Options Outstanding, December 31, 1998                                 599,826              $  4.42
                    Granted                                                                234,657              $  1.13
                    Expired                                                               (183,500)             $  3.37
                                                                                      ------------
                    Options Outstanding, December 31, 1999                                 645,979              $  4.72
                                                                                      ============

                    Options Exercisable, December 31, 1998                                 420,979              $  4.65
                                                                                      ============

                    Options Exercisable, December 31, 1999                                 495,979              $  4.63
                                                                                       ===========

                  The following table summarizes the outstanding and exercisable warrants grouped by range of exercise prices as of December 31, 1998:

                                                                   Weighted                 Weighted
                                                                    Average                 Average
                                                                   Exercise                 Remaining
                  Range of Exercise Prices                           Price                    Life
                  ------------------------                         --------                -----------
                  $1.125                                           $1.125                    4.14
                  $3.37 to $5.05                                   $4.90                     1.74

                                     - 19 -

                         ROLLERBALL INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 -         STOCKHOLDERS' EQUITY (Continued)

                  Stock Options (Continued)

                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma net loss is as follows:
                                                        For the Year
                                                      Ended December 31,
                                              ---------------------------------
                                                  1999                 1998
                                              -------------       -------------
                  Net Loss:
                  As reports                   $(1,967,958)        $(3,329,491)
                                               ===========         ===========
                  Pro-forma                    $(2,607,830)        $(3,969,363)
                                               ===========         ===========

                  In July 1997, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan"), which was approved by the Company's stockholders at the same time. The Director Plan provides for issuance of a maximum of 200,000 shares of common stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until July 2007 to (i) non-executive directors as defined, (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries, and (iii) consultants. The exercise price for options granted pursuant to the Director Plan shall be at 100% of fair value. No options have been granted under the Director Plan.

NOTE 13 -         GEOGRAPHIC DATA

                  Sales by geographic location are as follows:

                                                        For the Year
                                                      Ended December 31,
                                              ---------------------------------
                                                  1999                 1998
                                              -------------       -------------
                  United States                $1,567,336         $ 1,410,999
                  Europe                           20,840             151,665
                                               ----------         -----------
                    Total net sales            $1,588,176         $ 1,562,664
                                               ==========         ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 31st day of March, 1999.

                                            ROLLERBALL INTERNATIONAL INC.

                                               By: /s/ JACK FORCELLEDO
                                                   -----------------------
                                                   Jack Forcelledo, Chairman,
                                                   President and Chief Executive
                                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                Date
---------                                 -----                ----
Elizabeth Forcelledo            Director                       4/14/00
John T. Botti                   Director                       4/14/00
Michael Katz                    Director                       4/14/00
Jack Forcelledo                 Chief Executive Officer        4/14/00