Form 10QSB
period 2000-03-31
ROLLERBALL INTERNATIONAL INC
filed 2000-05-22
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


                          Commission File No. 000-29662

                          RollerBall International Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                               95-4478767
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                          Identification No.)

 9255 Doheny Road, Suite 2705  Los Angeles, CA             90069
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (310) 275-5313
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

                    Yes X                No _____

6,384,474 shares of Common Stock, par value $.001 per share, were outstanding at May 16, 1999.

                          ROLLERBALL INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  March 31, 2000 and December 31, 1999 (Audited)                          3

  Statements of Operations -
  Three Months ended March 31, 2000 and 1999                              4

  Statements of Cash Flows -
  Three Months ended March 31, 2000 and 1999                              5

  Notes to Financial Statements                                          6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          8-9

PART II - OTHER INFORMATION

Item 1 -  Exhibits and reports on Form 8-K                               10

Signatures                                                               11

                         Part I - Financial Information
                          RollerBall International Inc.
                                 Balance Sheets

                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                          ---------------------  -------------------
                                                                                          (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                                                $        222           $     10,029
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for March 31, 2000
     and December 31, 1999, respectively                                         265,000                272,849
   Inventory                                                                   1,061,872              1,165,588
   Prepaid expenses and other                                                    140,547                177,399
                                                                            ------------           ------------
Total Current Assets                                                           1,467,641              1,625,865

Property and equipment, net                                                      237,337                265,536
Intangible assets, net of accumulated amortization
     of $157,573 (2000) and $147,304 (1999)                                      499,893                510,162
                                                                            ------------           ------------
Total Assets                                                                $  2,204,871           $  2,401,563
                                                                            ============           ============
Liabilities and Stockholders' Equity

Current Liabilites:
   Accounts payable and Accrued Expenses                                    $  1,566,232            $ 1,449,949
   Due to factor                                                                   9,372                  2,491
   Notes payable to stockholders                                                  57,000                 57,000
   Advances from stockholders                                                     26,072                 21,072
   Debt                                                                           90,000                 90,000
                                                                            ------------            -----------
Total Current Liabilities                                                      1,748,676              1,620,512

Commitments                                                                            -                      -

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                                       -                      -

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 6,384,474 issued and outstanding (2000),
     6,384,474 (1999)                                                              6,384                  6,384
   Additional paid in capital                                                 11,222,641             11,222,641
   Advances to stockholder                                                       (15,000)               (15,000)
   Accumulated deficit                                                       (10,757,830)           (10,432,974)
                                                                            ------------           ------------
Total Stockholders' Equity                                                       456,195                781,051
                                                                            ------------           ------------
Total Liabilities and Stockholders' Equity                                  $  2,204,871           $  2,401,563
                                                                            ============           ============

                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Operations

                                                                  Three months ended March 31,
                                                               ----------------------------------
                                                                       2000             1999
                                                               ---------------    ---------------
                                                                          (unaudited)
Net sales                                                         $ 221,513           $ 332,822

Cost of sales                                                       143,872             210,133
                                                                  ---------           ---------
Gross profit                                                         77,641             122,689
                                                                  ---------           ---------
Operating expenses:
  Selling and marketing                                             102,647             169,578
  General and administrative                                        290,872             414,478
                                                                  ---------           ---------
Total operating expenses                                            393,519             584,056
                                                                  ---------           ---------
Loss from operations                                               (315,878)           (461,367)

Interest expense                                                      8,778              15,257
                                                                  ---------           ---------
Loss before provision for income taxes                             (324,656)           (476,624)

Provision for income taxes                                              200                 200
                                                                  ---------           ---------
Net loss                                                          $(324,856)         $ (476,824)
                                                                  =========          ==========
Net loss per common share
              Basic                                                  ($0.05)             ($0.10)
                                                                  =========          ==========
              Diluted                                                ($0.05)             ($0.10)
                                                                  =========          ==========
Weighted average common shares
  outstanding
              Basic                                               6,384,474           4,820,026
                                                                  =========          ==========
              Diluted                                             6,384,474           4,820,026
                                                                  =========          ==========

                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Cash Flows

                                                                                   Three months ended March 31,
                                                                           ---------------------------------------------
                                                                                   2000                    1999
                                                                           ----------------------   --------------------
Operating Activities
Net loss                                                                              $ (324,856)            $ (476,824)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                           39,107                 45,729
  Amortization of debt issuance costs                                                          -                  3,125
Change in operating assets and liabilities:
  Accounts receivable                                                                      7,849                120,946
  Inventory                                                                              103,716                148,938
  Prepaid expenses                                                                        36,852                (69,381)
  Accounts payable                                                                        13,131                109,251
  Accrued expenses                                                                       103,152                 48,534
                                                                                      ----------             ----------
Net cash used in operating activities                                                    (21,049)               (69,682)
                                                                                      ----------             ----------
Investing Activities
  Purchases of property and equipment                                                          -                      -
  Increase in intangible assets                                                             (639)                (7,950)
                                                                                      ----------             ----------
Net cash used in investing activities                                                       (639)                (7,950)
                                                                                      ----------             ----------
Financing Activities
  Advances from factor                                                                     9,017                209,357
  Repayments to factor                                                                    (2,136)              (243,575)
  Proceeds on loans from stockholders                                                      5,000                  2,500
                                                                                      ----------             ----------
Net cash provided by (used in) financing activities                                       11,881                (31,718)
                                                                                      ----------             ----------
Net decrease in cash                                                                      (9,807)              (109,350)

Cash at beginning of period                                                               10,029                132,099
                                                                                      ----------             ----------
Cash at end of period                                                                 $      222             $   22,749
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

         The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Net Loss Per Common Share

          Net Loss per Common Share is calculated in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("BLPS") and diluted loss per share ("DLPS"). The computation of BLPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. DLPS gives effect to all diluted potential common shares outstanding during the period. The computation of DLPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2000 the Company had no potentially dilutive securities.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net sales for the three months ended March 31, 2000 and 1999 were $221,513 and $332,822, respectively, which is a decrease of $111,309 or approximately 33.4%. This decrease for the sales in the Company is a direct result of the inability to secure the funds on a timely basis that were necessary to purchase new inventory for the year 2000 for sale during the three months ended March 31, 2000 and to complete tooling for the Company's mass market line of products. The Company's new year 2000 skate models consist primarily of soft boot skate models as well as an innovative line of skates for the Company's mass merchandiser/market accounts. The Company is currently working with several funding sources to provide the needed capital for new inventory, completion of tooling and marketing support funding.

         Gross margin for the three months ended March 31, 2000 was 35.1% which was comparable to the three months ended March 31, 1999.

         Selling and marketing expenses for the three months ended March 31, 2000 and 1999 were $102,647 and $169,578, respectively, which represents a decrease of $66,931, or 39.5%. The decrease primarily relates to the Company' efforts in reducing the amount of corporate travel and consulting expense in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company. The Company will continue to attempt to reduce selling and marketing expenses in the future in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company.

         General and administrative expenses for the three months ended March 31, 2000 and 1999 were $290,872 and $414,478, respectively, which represents a decrease of $123,606, or 29.8%. The decrease was primarily due to the Company's attempt to reduct overall general and administrative expenditures by reducing officers' salaries and professional fees in an attempt to reduce the overall net loss for the Company for the three months ended March 31, 2000 as opposed to the same period ending March 31, 1999. The Company will continue to attempt to reduce general and administrative expenses in the future in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company.

         The Company's interest expense for the three months ended March 31, 2000 and 1999 was $8,778 and $15,257, respectively, which represents a decrease of $6,479. This decrease was primarily attributable to the Company's decrease in debt issuance costs.

         Net loss for the three months ended March 31, 2000 and 1999 was $324,856 and $476,824, respectively, which represents a decrease of $151,968, or 31.9%. This decrease in net loss for this period is primarily attributable to the Company's attempt to reduce overall expenditures for the three months ended March 31, 2000 as opposed to the same period ending March 31, 1999. The Company will continue to reduce costs as necessary in order to reduce the overall losses over the next several quarters as compared to the previous year's quarters.

LIQUIDITY AND CAPITAL RESOURCES

         Due to the continued depressed state of the inline skate market and lack of sales, the Company will require additional capital to continue operations. The Company is currently in negotiations with several potential investors to raise additional equity and or debt capital components for the purchase of new year 2000 inventory, completion of tooling and marketing support funding. The Company expects to have a capital funding agreement in place by the end of the second quarter. There can be no assurances that the Company will be successful in these efforts.

         The company is also in negotiation with a major third party licensor for a product license to introduce a line of skates on a worldwide basis under the umbrella license of this third party licensor. The acquisition of this major license could provide a marketing platform for increased sales, profits and marketability of the Company's products. There can be no assurances that the Company will be successful in these efforts.

         Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $21,049 and $69,682, respectively. The decrease was attributable to the Company's attempts to reduce expenditures for the three months ended March 31, 1999 as compared to the same period in the prior year.

                           PART II - OTHER INFORMATION

Item 1.  Exhibits and reports on Form 8-K

(a).     Exhibits - None.

(b).     Reports on Form 8-K -

         Date of Report               Item Reported
         --------------               -------------

         March 7, 2000                Item 4:  Change of Registrant's Certifying
                                               Accountant

         March 27, 2000               Item 4:  Change of Registrant's Certifying
                                               Accountant

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROLLERBALL INTERNATIONAL INC.

May 22, 2000                            /s/ Jack Forcelledo
  DATE                                  -------------------
                                        JACK FORCELLEDO

                                        PRESIDENT & CHIEF EXECUTIVE OFFICER