Form 10-Q/A
period 1999-03-31
ROLLERBALL INTERNATIONAL INC
filed 2000-05-26
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   AMENDMENT 1

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------


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

                          ROLLERBALL INTERNATIONAL INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -

  March 31, 1999 (As Amended)  and December 31, 1998 (Audited)               3

  Statements of Operations -

  Three Months ended March 31, 1999 (As Amended) and 1998                    4

  Statements of Cash Flows -

  Three Months ended March 31, 1999 (As Amended) and 1998                    5

  Notes to Financial Statements                                            6-7

Item 2 - Management's Discussion and Analysis of

  Financial Condition and Results of Operations                            8-9

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                          10
Item 5 - Other Information                                                  11

Item 6 -  Exhibits and reports on Form 8-K                                  11

Signatures                                                                  12

                         PART I - FINANCIAL INFORMATION

                          RollerBall International Inc.

                                 Balance Sheets

                                   AS AMENDED

                                                                     March 31,           December 31,
                                                                        1999                 1998
                                                                 -------------------   -----------------
                                                                    (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                            $    22,749         $   132,099
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for March 31, 1999
     and December 31, 1998, respectively                                     91,824             212,770
   Due from factor                                                           34,218                   -
   Inventory                                                              1,139,662           1,468,022
   Consignment Inventory                                                    179,422                   -
   Debt issuance costs                                                            -               3,125
   Prepaid expenses and other                                               394,344             165,759
                                                                 -------------------   -----------------

Total Current Assets                                                      1,862,219           1,981,775
Property and equipment, net                                                 348,012             382,958
Intangible assets, net of accumulated amortization
     of $113,268 (1999) and $102,485 (1998)                                 554,927             557,760
                                                                 -------------------   -----------------
Total Assets                                                          $   2,765,158        $  2,922,493
                                                                 ===================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites:

   Accounts payable                                                    $    762,433         $   681,478
   Accrued expenses                                                         509,338             460,804
   Notes payable to stockholders                                             57,000              57,000
   Advances from stockholders                                                51,629              49,129
   Debt                                                                     100,000             100,000
                                                                 -------------------   -----------------
Total Current Liabilities                                                 1,480,400           1,348,411

Commitments

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding                                  -                   -

   Common stock - $.001 par value, 50,000,000
     shares authorized; 4,926,693 issued and
     outstanding (1999), 4,756,693 (1998)                                     4,927               4,757
   Additional paid in capital                                            10,221,671          10,034,341
   Accumulated deficit                                                  (8,941,840)         (8,465,016)
                                                                 -------------------   -----------------

Total Stockholders' Equity                                                1,284,758           1,574,082
                                                                 -------------------   -----------------

Total Liabilities and Stockholders' Equity                            $   2,765,158        $  2,922,493
                                                                 ===================   =================


                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Operations

                                   AS AMENDED

                                                                              Three months ended March 31,
                                                                    -------------------------------------------------
                                                                             1999                      1998
                                                                    -----------------------    ----------------------
                                                                                        (unaudited)
Net sales                                                                     $    332,822               $    55,803
Cost of sales                                                                      210,133                    40,328
                                                                    -----------------------    ----------------------

Gross profit                                                                       122,689                    15,475

Operating expenses:

  Selling and marketing                                                            169,578                   239,750
  General and administrative                                                       414,478                   271,719
                                                                    -----------------------    ----------------------
Total operating expenses                                                           584,056                   511,469
                                                                    -----------------------    ----------------------

Loss from operations                                                              (461,367)                 (495,994)

Interest expense                                                                    15,257                   311,785
                                                                    -----------------------    ----------------------

Loss before provision for income taxes                                            (476,624)                 (807,779)


Provision for income taxes                                                             200                       200
                                                                    -----------------------    ----------------------
Net loss                                                                     $   (476,824)             $   (807,979)
                                                                    =======================    ======================

Net loss per common share
               Basic                                                               ($0.10)                   ($0.24)
                                                                    =======================    ======================
               Diluted                                                             ($0.10)                   ($0.24)
                                                                    =======================    ======================

Weighted average common shares
  outstanding
               Basic                                                             4,820,026                 3,406,093
                                                                    =======================    ======================
               Diluted                                                           4,820,026                 3,406,093
                                                                    =======================    ======================





                             See accompanying notes

                          RollerBall International Inc.
                            Statements of Cash Flows

                                   AS AMENDED

                                                                                     Three months ended March 31,
                                                                              ---------------------------------------------
                                                                                       1999                    1998
                                                                              ----------------------   --------------------
OPERATING ACTIVITIES

Net loss                                                                              $   (476,824)          $   (807,979)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                                              45,729                 43,740
  Amortization of debt issuance costs                                                         3,125                156,074
  Contribution of accrued salary--principal shareholder                                           -                106,000
Change in operating assets and liabilities:
  Accounts receivable                                                                       120,946                 43,508
  Due from factor                                                                          (34,218)                      -
  Inventory                                                                                 148,938                  6,083
  Prepaid expenses                                                                         (69,381)               (12,395)
  Accounts payable                                                                          109,251                212,737
  Accrued expenses                                                                           48,534                 43,401
                                                                              ---------------------------------------------
Net cash used in operating activities                                                     (103,900)              (208,831)

INVESTING ACTIVITIES
  Purchases of property and equipment                                                             -               (15,457)
  Increase in intangible assets                                                             (7,950)               (62,150)
                                                                              ----------------------   --------------------

Net cash used in investing activities                                                       (7,950)               (77,607)

FINANCING ACTIVITIES
  Increase in cash overdraft                                                                      -                 44,984
  Deferred stock offering costs                                                                   -               (95,804)
  Proceeds on loans to stockholders                                                           2,500                  2,500
                                                                              ----------------------   --------------------

Net cash provided by (used in) financing activities
                                                                                              2,500               (48,320)
                                                                              ----------------------   --------------------

Net decrease in cash
                                                                                          (109,350)              (334,758)

Cash at beginning of period
                                                                                            132,099                344,208
                                                                              ----------------------   --------------------

Cash at end of period                                                                  $     22,749            $     9,450
                                                                              ======================   ====================



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

5.       First Quarter Adjustment

         During the first quarter of 1999, the company recorded a sale of $257,936 based on shipments to Dunham's Sports in March, 1999. Dunham's has a corporate payment policy of paying for the goods as they are sold on a monthly basis. Because the entire shipment was not sold on or before December 31, 1999, the sales have been deemed a consignment sale and were reversed from the total sales number for 1999 as a result of RollerBall's year-end 1999 audit. This reversal of sales was based on the recommendation of the Company's auditors as a result of the audit for the year ending December 31, 1999.

         The financial statement impact for the first quarter of 1999 is as follows:

                                            Three Months
                                        Ended March 31, 1999

                                    As Reported       Restated
                                    -----------       ---------
Consignment Inventory               $--0--            $179,422
Accounts Receivable, net            $349,760          $91,824
Net Sales                           $590,758          $332,822
Operating Loss                      $382,853          $461,367
Loss Per Share                      $0.08             $0.10

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net sales for the three months ended March 31, 1999 and 1998 were $332,822 and $55,803, respectively, which is an increase of $277,019 or approximately 496%. This increase was primarily attributable to the Company having the necessary inventory to fulfill sales orders during the three months ended March 31, 1999. For the three months ended March 31, 1998, the Company did not have the funds to purchase the inventory needed to fulfill sales orders as the proceeds from the Company's initial public offering were not received until April 8, 1998.

         Gross margin for the three months ended March 31, 1999 was 36.9% which represents an increase of 9.2% in the gross margin percent as compared to the three months ended March 31, 1998. The increase relates to the new line of skates being sold at higher margins in the three months ended March 31, 1999 as opposed to the same period ending March 31, 1998 where prices were lowered to sell older inventory in anticipation for the new skate line to be received.

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

         Net loss for the three months ended March 31, 1999 and 1998 was $476,824 and $807,979, respectively, which represents a decrease of $409,669, or 41.0%. The decrease in net loss for this period is primarily attributable to the increased sales activity as compared to the prior period coupled with the increased gross profit margin as well as the decrease in interest expense. The Company continues to expect increased gross profit margins and decreased interest expense over the next several quarters as compared to the previous year's quarters.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company received $6,250,000 in gross proceeds for the issuance of 1,250,000 shares of common stock pursuant to its initial public offering. Net proceeds totaled approximately $5.0 million after expenses associated with the offering. Upon completion of the Company's initial public offering, $2,259,525 of notes were automatically converted into equity and $1,500,000 of notes were paid in full with the proceeds from the offering. Due to the continued depressed state of the inline skate market, lack of sales and the inability to obtain inventory, the Company will require additional capital to continue operations. The Company is currently in negotiations with a current investor to raise additional equity capital for the Company. There can be no assurances that the transaction will be consumated. The Company intends to locate additional sources of financing in the near term which financings may include equity and/or debt components. There can be no assurance that the Company will be successful in these efforts.

Net cash used in operating activities for the three months ended March 31, 1999 and 1998 was $103,900 and $208,281, respectively. The decrease was attributable to a decrease in the net loss for the three months ended March 31, 1999 as compared to the same period in the prior year. This was offset primarily by an increase in inventory of $148,938. Working captial at March 31, 1999 was $381,819 as compared to $633,364 at December 31, 1998. The decrease is primarily attributable to the net loss for the three months ended March 31, 1999.

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

Item 5.  Other Information

On April 20, 1999, the Company received notice from the Nasdaq SmallCap Stock Market regarding its non-compliance with the net tangible assets requirement to maintain its listing. Under Nasdaq rules, to maintain listing on the Nasdaq Smallcap market the Company must have $2,000,000 of net tangible assets. The Company does not currently comply with this maintenance requirement. The Company has requested a hearing in which it will submit a plan which sets forth a strategy to bring the Company into compliance with the listing maintainance rules. Included in this plan is the addtitional equity capital the Company plans to raise from a current investor. There can be no assurances that the transaction will be consumated. There can be no assurance that the Nasdaq Smallcap Market will accept the Company's plan and determine not to delist the Company's common stock. In the event that the Company is unable to maintain continued quotation on the Nasdaq SmallCap Market, quotation, if any, of the Common Stock would be in the over-the-counter market in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. or on the National Association of Securities Dealers OTC Electronic Bulletin Board. As result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the price of such securities.

Item 6.  Exhibits and reports on Form 8-K

(a).     Exhibits - None
(b). Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROLLERBALL INTERNATIONAL INC.

May 26, 2000                                /s/ Jack Forcelledo
------------                             ---------------------------------------
  DATE                                   JACK FORCELLEDO
                                         PRESIDENT & CHIEF EXECUTIVE OFFICER