Form 10QSB
period 2000-06-30
ROLLERBALL INTERNATIONAL INC
filed 2000-08-21
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

For the quarterly period ended:      June 30, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

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

                    Yes X                No _____

6,384,474 shares of Common Stock, par value $.001 per share, were outstanding at August 16, 2000.

                          ROLLERBALL INTERNATIONAL INC.
                                   FORM 10-QSB
                                      INDEX

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

  Balance Sheets -
  June 30, 2000 and December 31, 1999 (Audited)                         3

  Statements of Operations -
  Three Months and Six Months
  ended June 30, 2000 and 1999                                          4

  Statements of Cash Flows -
  Six Months ended June 30, 2000 and 1999                               5

  Notes to Financial Statements                                        6-7

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations                        8-9

PART II - OTHER INFORMATION

Item 1 -  Exhibits and reports on Form 8-K                             10

Signatures                                                             11

                         PART I - FINANCIAL INFORMATION
                         ROLLERBALL INTERNATIONAL INC.
                                 BALANCE SHEETS

                                                        June 30,          December 31,
                                                          2000               1999
                                                      ------------      ----------------
                                                      (unaudited)
Assets

Current Assets:
   Cash and cash equivalents                           $     1,619        $    10,029
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for June 30, 2000
     and December 31, 1999, respectively                   100,598            272,849
   Inventory                                               949,064          1,165,588
   Prepaid expenses and other                              143,930            177,399
                                                       -----------        -----------
Total Current Assets                                     1,195,211          1,625,865

Property and equipment, net                                209,138            265,536
Intangible assets, net of accumulated amortization
     of $169,120 (2000) and $147,304 (1999)                488,985            510,162
                                                       -----------        -----------
Total Assets                                           $ 1,893,334        $ 2,401,563
                                                       ===========        ===========
Liabilities and Stockholders' Equity

Current Liabilites:
   Accounts payable and accrued expenses               $ 1,497,479        $ 1,449,949
   Due to factor                                            16,353              2,491
   Notes payable to stockholders                            57,000             57,000
   Advances from stockholders                               42,833             21,072
   Debt                                                     90,000             90,000
                                                       -----------        -----------
Total Current Liabilities                                1,703,665          1,620,512

Commitments

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares
     authorized; no shares issued or outstanding              -                  -

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 6,384,474 issued and outstanding (2000),
     6,384,474 (1999)                                        6,384              6,384
   Additional paid in capital                           11,222,641         11,222,641
   Advances to stockholder                                 (15,000)           (15,000)
   Accumulated deficit                                 (11,024,356)       (10,432,974)
                                                       -----------        -----------
Total Stockholders' Equity                                 189,669            781,051
                                                       -----------        -----------
Total Liabilities and Stockholders' Equity             $ 1,893,334        $ 2,401,563
                                                       ===========        ===========

                             See accompanying notes

                         ROLLERBALL INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS

                                             Six months ended June 30,           Three months ended June 30,
                                             -------------------------           ---------------------------
                                               2000            1999                  2000            1999
                                             --------        ---------           -----------       ---------
                                                    (unaudited)                           (unaudited)
Net sales                                    $  385,207      $1,150,332          $  163,694        $  559,574

Cost of sales                                   255,408         742,476             111,536           352,921
                                             ----------      ----------          ----------        ----------
Gross profit                                    129,799         407,856              52,158           206,653

Operating expenses:
  Selling and marketing                         171,096         442,703              68,449           273,125
  General and administrative                    534,293         908,594             243,421           494,116
                                             ----------      ----------          ----------        ----------
Total operating expenses                        705,389       1,351,297             311,870           767,241
                                             ----------      ----------          ----------        ----------
Loss from operations                           (575,590)       (943,441)           (259,712)         (560,588)

Interest expense                                 15,592          28,019               6,814            12,762
                                             ----------      ----------          ----------        ----------
Loss before provision for income taxes         (591,182)       (971,460)           (266,526)         (573,350)

Provision for income taxes                          200             200                -                 -
                                             ----------      ----------          ----------        ----------
Net loss                                     $ (591,382)     $ (971,660)         $ (266,526)       $ (573,350)
                                             ==========      ==========          ==========        ==========
Net loss per common share
        Basic                                    ($0.09)         ($0.20)             ($0.04)           ($0.11)
                                             ==========      ==========          ==========        ==========
        Diluted                                  ($0.09)         ($0.20)             ($0.04)           ($0.11)
                                             ==========      ==========          ==========        ==========
Weighted average common shares
  outstanding
        Basic                                 6,384,474       4,898,360           6,384,474         5,040,026
                                             ==========      ==========          ==========        ==========
        Diluted                               6,384,474       4,898,360           6,384,474         5,040,026
                                             ==========      ==========          ==========        ==========

                             See accompanying notes

                          ROLLERBALL INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six months ended June 30,
                                                          ------------------------
                                                            2000            1999
                                                          --------        --------
Operating Activities
Net loss                                                  $(591,382)      $(971,660)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts                              -               -
  Depreciation and amortization                              78,214          92,406
  Amortization of debt issuance costs                          -              3,125
Change in operating assets and liabilities:
  Accounts receivable                                       172,251        (154,026)
  Due to factor                                              13,862         (26,584)
  Inventory                                                 216,523         377,649
  Prepaid expenses                                           33,469          36,852
  Accounts payable                                           (4,661)         (3,410)
  Accrued expenses                                           52,190         139,857
                                                          ---------       ---------
Net cash used in operating activities                       (29,534)       (505,791)

Investing Activities
  Purchases of property and equipment                          -            (14,103)
  Increase in intangible assets                                (638)        (12,221)
                                                          ---------       ---------
Net cash used in investing activities                          (638)        (26,324)

Financing Activities
  Deferred stock offering costs                                -               -
  Net proceeds from issuance of common stock                   -            505,431
  Advances from Stockholders                                 21,762            -
  Payments of notes payable                                    -               -
  Payments on loans to stockholders                                         (28,057)
  Exercise of warrants                                         -               -
                                                          ---------       ---------
Net cash provided by financing activities                    21,762         477,374
                                                          ---------       ---------
Net (decrease) increase in cash                              (8,410)        (54,741)

Cash at beginning of period                                  10,029         132,099
                                                          ---------       ---------
Cash at end of period                                     $   1,619       $  77,358
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

3.       Going Concern Uncertainty

         The Company since its inception has incurred net losses of $11,024,356 through June 30, 2000. The Company has relied on the proceeds from the sale of common stock through an initial public offering and the sale of common stock in private placements to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. (See the "Liquidity and Capital Resources" section on page 10 of this document for further discussion.) The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

4.   Net Loss Per Common Share

          Net Loss per Common Share is calculated in accordance with SFAS No. 128, Earnings Per Share, which requires presentation of basic loss per share ("BLPS") and diluted loss per share ("DLPS"). The computation of BLPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. DLPS gives effect to all diluted potential common shares outstanding during the period. The computation of DLPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2000 the Company had no potentially dilutive securities.

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

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         Net sales for the three months ended June 30, 2000 and 1999 were $163,694 and $559,574, respectively, which is a decrease of $395,880 or approximately 70.7%. Net sales for the six months ended June 30, 2000 and 1999 were $385,207 and $1,150,332, respectively, which is a decrease of $765,125 or approximately 66.5%. These decreases for the sales in the Company are a direct result of the inability to secure the funds on a timely basis that were necessary to purchase new inventory for the year 2000 for sale during the six months ended June 30, 2000 and to complete tooling for the Company's mass market line of products. The Company's new year 2000 skate models consist primarily of soft boot skate models as well as an innovative line of skates for the Company's mass merchandiser/market accounts. The Company is continuing to work with several funding sources to provide the needed capital for new inventory, completion of tooling and marketing support funding.

         Gross margin for the three months ended June 30, 2000 was 31.9% which represents a decrease of 5.0% in the gross margin percentage as compared to the three months ended June 30, 1999. Gross margin for the six months ended June 30, 2000 was 33.7% which represents a decrease of 1.8% in the gross margin percentage as compared to the six months ended June 30, 1999. These decreases relate primarily to the sales discounts issued on goods sold on the Company's Internet web site during this period.

         Selling and marketing expenses for the three months ended June 30, 2000 and 1999 were $68,449 and $273,125, respectively, which represents a decrease of $204,676, or 74.9%. Selling and marketing expenses for the six months ended June 30, 2000 and 1999 were $171,096 and $442,703, respectively, which represents a decrease of $271,607, or 61.4%. These decreases primarily relate to the Company' continued efforts in reducing the amount of corporate travel and consulting expense in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company. The Company will continue to attempt to reduce selling and marketing expenses in the future in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company.

         General and administrative expenses for the three months ended June 30, 2000 and 1999 were $243,421 and $494,116, respectively, which represents a decrease of $250,695, or 50.7%. General and administrative expenses for the six months ended June 30, 2000 and 1999 were $534,293 and $908,594, respectively, which represents a decrease of $374,301, or 41.2%. These decreases were primarily due to the Company's attempt to reduce overall general and administrative expenditures by reducing salaries and professional fees in an attempt to reduce the overall net loss for the Company for the six months ended June 30, 2000 as opposed to the same period ending June 30, 1999. The Company will continue to attempt to reduce general and administrative expenses in the future in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company.

         The Company's interest expense for the three months ended June 30, 2000 and 1999 was $6,814 and $12,762, respectively, which represents a decrease of $5,948. The Company's interest expense for the six months ended June 30, 2000 and 1999 was $15,592 and $28,019, respectively, which represents a decrease of $12,427. This decrease was primarily attributable to the Company's decrease in debt issuance costs.

         Net loss for the three months ended June 30, 2000 and 1999 was $266,526 and $573,350, respectively, which represents a decrease of $306,824, or 53.5%. Net loss for the six months ended June 30, 2000 and 1999 was $591,382 and $971,660, respectively, which represents a decrease of $380,278, or 39.1%. This decrease in net loss for this period is primarily attributable to the Company's attempt to reduce overall expenditures for the six months ended June 30, 2000 as opposed to the same period ending June 30, 1999. The Company will continue to reduce costs as necessary in order to reduce the overall losses over the next several quarters as compared to the previous year's quarters.

LIQUIDITY AND CAPITAL RESOURCES

         Due to the continued depressed state of the inline skate market and lack of sales, the Company will require additional capital to continue operations. The Company is currently in negotiations with several potential investors to raise additional equity and or debt capital components for the purchase of new year 2000 inventory, completion of tooling and marketing support funding. The Company expects to have a capital funding agreement in place by the end of the third quarter. There can be no assurances that the Company will be successful in these efforts.

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

         Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $29,534 and $505,791, respectively. The decrease was attributable to the Company's attempts to reduce expenditures for the six months ended June 30, 2000 as compared to the same period in the prior year.

                           PART II - OTHER INFORMATION

Item 1.  Exhibits and reports on Form 8-K

(a).     Exhibits - None.

(b).     Reports on Form 8-K - None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ROLLERBALL INTERNATIONAL INC.

August 21, 2000                             /s/ Jack Forcelledo
---------------                             -------------------
DATE                                        JACK FORCELLEDO
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER