Form 10-Q
period 2000-09-30
ROLLERBALL INTERNATIONAL INC
filed 2000-11-20
CIK 925610

SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

  X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE 	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      September 30, 2000

      	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to ______________

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

                    Yes X                No _____

6,384,474 shares of Common Stock, par value $.001 per share, were outstanding at November 17, 2000.

Page 1 of 12
RollerBall International Inc.
FORM 10-QSB
INDEX
									Page No.
Part I - Financial Information

Item 1 - Financial Statements (unaudited)

Balance Sheets -
September 30, 2000 and December 31, 1999 (Audited)			    3

Statements of Operations -
Three Months and Nine Months
ended September 30, 2000 and 1999				      	    4

Statements of Cash Flows -
Nine Months ended September 30, 2000 and 1999	 	                    5

Notes to Financial Statements                			          6-7

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations           		 8-10

Part II - Other Information

Item 1 -  Exhibits and reports on Form 8-K				   11

Signatures								   12

















Page 2 of 12






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


Page 6 of 12

3.  Going Concern Uncertainty

	The Company since its inception has incurred net losses of $11,120,740 through September 30, 2000. The Company has relied on the proceeds from the sale of common stock through an initial public offering and the sale of common stock in private placements to fund its activities. The Company may be unable to continue in existence unless it is able to arrange additional financing. (See the "Liquidity and Capital Resources" section on page 10 of this document for further discussion.) The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

4.   Net Loss Per Common Share

	Net Loss per Common Share is calculated in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic loss per share ("BLPS") and diluted loss per share ("DLPS"). The computation of BLPS is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. DLPS gives effect to all diluted potential common shares outstanding during the period. The computation of DLPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2000 the Company had no potentially dilutive securities.





















Page 7 of 12
Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

	Net sales for the three months ended September 30, 2000 and 1999 were $517,764 and $432,590, respectively, which is a increase of $85,174 or approximately 19.7%. Net sales for the nine months ended September 30,
2000 and 1999 were $902,971 and $1,582,922, respectively, which is a decrease of $679,951 or approximately 43.0%. The increase in sales for the three month period ending September 30, 2000 as compared to the three month period ending September 30, 1999 is a direct result of the
Company's sales efforts in selling existing inventory. The decrease, however, in net sales for the nine month period ended September 30, 2000 as compared to the net sales for the nine month period ended September
30, 1999 are a direct result of the inability to secure the funds on a timely basis that were necessary to purchase new inventory for the year 2000 for sale during the nine months ended September 30, 2000 and to complete
tooling for the Company's mass market line of products.   The Company's
new year 2000 skate models consist primarily of soft boot skate models as well as an innovative line of skates for the Company's mass merchandiser/market accounts. The Company is continuing to work with several funding sources to provide the needed capital for new inventory, completion of tooling and marketing support funding.


Page 8 of 12

	Gross margin for the three months ended September 30, 2000 was 44.4% which represents an increase of 11.4% in the gross margin percentage as compared to the three months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 was 39.8% which represents an increase of 5.0% in the gross margin percentage as compared to the nine months ended September 30, 1999. These increases relate primarily to increased sales of the Company's higher margin inventory for the three month period ended September 30, 2000.

	Selling and marketing expenses for the three months ended September 30, 2000 and 1999 were $34,465 and $187,916, respectively, which represents a decrease of $153,451, or 81.7%. Selling and marketing expenses for the nine months ended September 30, 2000 and 1999 were $205,561 and $630,619, respectively, which represents a decrease of $425,058, or 67.4%. These decreases primarily relate to the Company's continued efforts in reducing the amount of corporate travel and consulting expense as well as the in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company. Also, the Company's participation in industry trade shows has been curtailed. The Company will continue to be as efficient and productive in the sales and marketing arena in the future.

	General and administrative expenses for the three months ended September 30, 2000 and 1999 were $287,627 and $438,884, respectively, which represents a decrease of $151,257, or 34.5%. General and administrative expenses for the nine months ended September 30, 2000 and 1999 were $821,920 and $1,347,478, respectively, which represents a decrease of $525,558, or 39.0%. These decreases were primarily due to the Company's attempt to reduce overall general and administrative expenditures by reducing salaries and professional fees in an attempt to reduce the overall net loss for the Company for the nine months ended September 30, 2000 as opposed to the same period ending September 30, 1999. The Company will continue to attempt to reduce general and administrative expenses in the future in an attempt to reduce the cash requirements of the Company and therefore the overall net loss for the Company.

	The Company's interest expense for the three months ended September 30, 2000 and 1999 was $4,308 and $14,391, respectively, which represents a decrease of $10,083. The Company's interest expense for the nine months ended September 30, 2000 and 1999 was $19,900 and $42,410, respectively, which represents a decrease of $22,510. This decrease was primarily attributable to the Company's decrease in debt issuance costs.



Page 9 of 12

	Net loss for the three months ended September 30, 2000 and 1999 was $96,384 and $498,371, respectively, which represents a decrease of
$401,987, or 80.7%.   Net loss for the nine months ended September 30,
2000 and 1999 was $687,766 and $1,470,031, respectively, which represents a decrease of $782,265, or 53.2%. This decrease in net loss for this period is primarily attributable to the Company's attempt to reduce overall expenditures for the nine months ended September 30, 2000 as opposed to the same period ending September 30, 1999. The Company will continue to reduce costs as necessary in order to reduce the overall losses over the next several quarters as compared to the previous year's quarters.

Liquidity and Capital Resources

	Due to the continued depressed state of the inline skate market and lack of sales, the Company will require additional capital to continue operations. The Company is currently in negotiations with several potential investors to raise additional equity and or debt capital components for the purchase of new inventory, completion of tooling and marketing support funding. The Company expects to have a capital
funding agreement in place by the end of the fourth quarter.    There can
be no assurances that the Company will be successful in these efforts.

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

	Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was $9,183 and $677,427, respectively. The decrease was attributable to the Company's attempts to reduce expenditures for the nine months ended September 30, 2000 as compared to the same period in the prior year.











Page 10 of 12
Part II - Other Information

Item 1.  Exhibits and reports on Form 8-K

(a).	Exhibits - None.

(b).	Reports on Form 8-K - None.








































Page 11 of 12

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				ROLLERBALL INTERNATIONAL INC.

November 20, 2000		/s/ Jack Forcelledo
DATE				JACK FORCELLEDO
				PRESIDENT & CHIEF EXECUTIVE OFFICER

































Page 12 of 12
Part I - Financial Information
			RollerBall International Inc.
			Balance Sheets

						September 30,		December 31,
							2000		       1999
						  (unaudited)
Assets

Current Assets:
   Cash and cash equivalents				$1,969		  $10,029
   Accounts receivable, net of allowance for doubtful
     accounts of $50,000 for September 30, 2000
     and December 31, 1999, respectively		41,326		  272,849
   Inventory					       661,316		1,165,588
   Prepaid expenses and other			       591,271		  177,399

Total Current Assets				     1,295,882		1,625,865

Property and equipment, net			       180,939		  265,536
Intangible assets, net of accumulated amortization
     of $180,028 (2000) and $147,304 (1999)	       478,077		  510,162

Total Assets					    $1,954,898	       $2,401,563


Liabilities and Stockholders' Equity

Current Liabilites:
   Accounts payable and accrued expenses	    $1,681,780	       $1,449,949
   Due to factor					10,000  	    2,491
   Notes payable to stockholders			57,000		   57,000
   Advances from stockholders				22,833		   21,072
   Debt							90,000		   90,000

Total Current Liabilities			     1,861,613		1,620,512

Commitments

Stockholders' Equity:
   Preferred stock - $.10 par value, 10,000,000 shares	     -			-
     authorized; no shares issued or outstanding

   Common stock - $.001 par value, 50,000,000 shares
     authorized; 6,384,474 issued and outstanding (2000),
     6,384,474 (1999)					  6,384		    6,384
   Additional paid in capital			     11,222,641	       11,222,641
   Advances to stockholder				(15,000)	  (15,000)
   Accumulated deficit				    (11,120,740)      (10,432,974)

Total Stockholders' Equity				 93,285		  781,051

Total Liabilities and Stockholders' Equity	     $1,954,898	       $2,401,563


				See accompanying notes.

				Page 3 of 12
RollerBall International Inc.
			Statements of Operations


			Nine months ended September 30,		Three months ended September 30,
				2000		1999			2000		1999
			(unaudited)				(unaudited)

Net sales		    $902,971	    $1,582,922		    $517,764	        $432,590

Cost of sales		    $543,156	     1,032,246		     287,748		 289,770

Gross profit		     359,814	       550,676		     230,015		 142,820

Operating expenses:

Selling and marketing	     205,561	       630,619		      34,465		 187,916
General and admin.	     821,920	     1,347,478		     287,627		 438,884

Total operating expenses   1,027,481         1,978,097		     322,092		 626,800

Loss from operations	    (667,667)	    (1,427,421)		     (92,077)		(483,980)

Interest expense	      19,900		42,410		       4,308		  14,391

Loss before provision for income taxes
			    (687,566)	    (1,469,831)		     (96,384)		(498,371)

Provision for income taxes	 200 		   200 		          -   		      -

Net loss		   $(687,766)	   $(1,470,031)		    $(96,384)	       $(498,371)

Net loss per common share
	Basic		      ($0.11)		($0.28)		      ($0.02)		  ($0.09)
	Diluted		      ($0.11)		($0.28)		      ($0.02)		  ($0.09)

Weighted average common shares outstanding
	Basic		   6,384,474	     5,172,017		   6,384,474		5,719,332
	Diluted		   6,384,474	     5,172,017		   6,384,474		5,719,332




					See accompanying notes.

					         Page 4 of 12
RollerBall International Inc.
				Statements of Cash Flows

						     Nine months ended September 30,
							2000		       1999

Operating Activities
Net loss					   $(687,766)		$(1,470,031)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Allowance for doubtful accounts			-   		      	-
  Depreciation and amortization			      117,321		     135,404
  Amortization of debt issuance costs			-   		       3,125
Change in operating assets and liabilities:
  Accounts receivable				      231,523		     (96,380)
  Due from supplier					-   	    	    (141,992)
  Due to factor						7,509	 		-
  Inventory					      504,272		     473,417
  Prepaid expenses				     (413,872)		      66,982
  Accounts payable				       27,679		     101,656
  Accrued expenses				      204,151		     250,392

Net cash used in operating activities		       (9,183)		    (677,427)

Investing Activities
  Purchases of property and equipment			-   		     (14,103)
  Increase in intangible assets				 (638)		     (12,221)

Net cash used in investing activities			 (638)		     (26,324)

Financing Activities
  Net proceeds from issuance of common stock		-   		      654,215
  Payments on debt					-   		      (10,000)
  Advances from stockholders				1,761			 -
  Payments of notes payable				-   		         -
  Payments on loans to stockholders			-  		      (28,057)
  Exercise of warrants					-   		 	 -

Net cash provided by financing activities		1,761		      616,158

Net decrease in cash				       (8,060)		      (87,593)

Cash at beginning of period			       10,029		      132,099

Cash at end of period				       $1,969		      $44,506


				See accompanying notes.

				Page 5 of 12